Form 10QSB
period 1997-03-31
MERCURY WASTE SOLUTIONS INC
filed 1997-05-09
CIK 1028262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

( ) TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ___________TO__________

                        Commission File Number 333-17399

                          MERCURY WASTE SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)

             MINNESOTA                                       41-1827776
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                     302 North Riverfront Drive, Suite 100A
                            MANKATO, MINNESOTA 56001
                    (Address of principal executive offices)

                                 (507) 345-0522
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  ____          No  _X_

The number of shares outstanding of each of the Issuer's Common Stock, $.01 Par Value, as of March 31, 1997 was 3,369,097.

Transitional small business disclosure format:

                         Yes  ____          No  _X_





                          MERCURY WASTE SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX
                                                                          PAGE
PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of December 31, 1996 and March 31, 1997           3

         Statements of Operations for the three months ended
         March 31, 1996 and March 31, 1997                                   4

         Statement of Changes in Shareholders' Equity for the three
         months ended March 31, 1997                                         5

         Statements of Cash Flows for the three months ended
         March 31, 1996 and March 31, 1997                                   6

         Notes to Financial Statements                                       7

Item 2   Managements Discussion and Analysis of Financial Condition
         and Results of  Operations                                          8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  11

Item 2.  Changes in Securities                                              11

Item 3.  Defaults upon Senior Securities                                    11

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

         Signatures                                                         12




                          PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                                  BALANCE SHEET

                                                                          MARCH 31     DECEMBER 31
                                                                            1997          1996
                                                                        -----------    -----------
                                   ASSETS                               (unaudited)     (audited)
Current Assets
   Cash and cash equivalents                                            $ 1,998,101    $         0
   Accounts receivable, less allowance for doubtful
     accounts of $10,000                                                    403,250        381,064
   Prepaid expenses                                                         174,574         34,119
                                                                        -----------    -----------
     TOTAL CURRENT ASSETS                                                 2,575,925        415,183
                                                                        -----------    -----------
 Property and Equipment, at cost
   Leasehold improvements                                                    96,724         95,860
   Furniture, fixtures, and equipment                                       177,690        150,430
   Plant equipment                                                          759,558        663,792
   Construction in progress                                                  32,801              0
                                                                        -----------    -----------
     TOTAL PROPERTY AND EQUIPMENT                                         1,066,773        910,082
   Less accumulated depreciation                                            143,592        103,032
                                                                        -----------    -----------
     NET PROPERTY AND EQUIPMENT                                             923,181        807,050
                                                                        -----------    -----------
Other Assets
   Deferred offering costs                                                        0        118,908
   Cash restricted for closure                                              119,017         74,132
   Deferred Tax Assets                                                       43,000              0
   Acquired equipment and facility rights, net of accumulated amortization of $50,000 at March 31, 1997 and $40,000 at
     December 31, 1996                                                      350,000        360,000
   Goodwill, net of accumulated amortization of $109,905 at
     March 31, 1997 and $87,924 at December 31, 1996                      1,019,332        791,312
                                                                        -----------    -----------
     TOTAL OTHER ASSETS                                                   1,531,349      1,344,352
                                                                        -----------    -----------
       TOTAL ASSETS                                                     $ 5,030,455    $ 2,566,585
                                                                        ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Related party demand note                                            $    67,000    $    45,000
   Current portion of long-term debt                                        102,546              0
   Accounts payable                                                         145,091        113,922
   Accrued expenses                                                          40,755         59,102
                                                                        -----------    -----------
     TOTAL CURRENT LIABILITIES                                              355,392        218,024
                                                                        -----------    -----------
Long-Term Liabilities
   Long-term debt, net of current portion                                   332,020      1,919,567
   Closure fund                                                              10,300         10,300
   Subordinated Debt                                                              0        135,000
                                                                        -----------    -----------
     TOTAL LONG-TERM LIABILITIES                                            342,320      2,064,867
                                                                        -----------    -----------
       TOTAL LIABILITIES                                                    697,713      2,282,891
                                                                        -----------    -----------

Shareholders' Equity
   Common stock, $0.01 par value; shares issued and outstanding
    of 3,369,097 at March 31, 1997 and 2,249,097 at December 31, 1996        33,691         22,491
   Additional paid-in capital                                             4,320,083      1,246,649
   Accumulated deficit                                                      (21,031)      (985,446)
                                                                        -----------    -----------
       TOTAL SHAREHOLDERS' EQUITY                                         4,332,743        283,694
                                                                        -----------    -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 5,030,455    $ 2,566,585
                                                                        ===========    ===========




                        See Notes to Financial Statements



                          MERCURY WASTE SOLUTIONS, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                  FOR THE THREE MONTHS ENDED
                                                   MARCH 31        MARCH 31
                                                     1997           1996
                                                  -----------    -----------

Total Revenues                                    $   499,432    $   266,332
Total Cost of Revenues                                205,584        124,869
                                                  -----------    -----------
     Gross Profit                                     293,848        141,463
                                                  -----------    -----------

Operating Expenses
   Research & Development                              24,376        270,055
   Sales & Marketing                                  179,326         71,874
   General & Administrative                           200,767        210,397
                                                  -----------    -----------
                                                      404,469        552,326
                                                  -----------    -----------
     Operating Loss                                  (110,621)      (410,863)

Interest Income                                         9,654              0
Interest Expense                                      (40,584)       (36,021)
                                                  -----------    -----------
     Net Income(Loss) before Income Taxes            (141,551)      (446,884)
Income tax expense(benefit)                           (43,000)             0
                                                  -----------    -----------
     Net Loss                                     ($   98,551)   ($  446,884)
                                                  ===========    ===========

   Loss per share                                 ($     0.03)   ($     0.41)

   Weighted average number of common and common
   equivalent shares outstanding                    3,498,183      1,088,949



                        See Notes to Financial Statements








                          MERCURY WASTE SOLUTIONS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                 Period from December 31, 1996 to March 31, 1997
                                   (unaudited)

                                                      Common         Common        Additional                           Total
                                                       Stock         Stock          Paid-In        Accumulated      Shareholders'
                                                      Shares         Amount         Capital          Deficit            Equity
                                                   -------------- -------------  ---------------  --------------    ---------------
Balance, December 31, 1996                             2,249,097       $22,491       $1,246,649       ($985,446)          $283,694

     Initial Public Offering of common stock, net of
     commissions and offering costs of $987,983        1,000,000        10,000        4,002,017                          4,012,017

     Exercise of warrant                                 120,000         1,200          133,800                            135,000

     Reclassification of "S" corporation accumulated
     deficit  to additional paid-in capital pursuant to
     termination of "S" corporation status                                           (1,062,966)      1,062,966                  0

     Compensation expense on stock option grants                                            583                                583

     Net loss                                                                                           (98,551)           (98,551)

                                                   -------------- -------------  ---------------  --------------    ---------------
Balance, March 31, 1997                                3,369,097       $33,691       $4,320,083        ($21,031)        $4,332,743
                                                   ============== =============  ===============  ==============    ===============


                        See Notes to Financial Statements





                          MERCURY WASTE SOLUTIONS, INC.
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                           FOR THE THREE MONTHS ENDED
                                                            MARCH 31        MARCH 31
                                                              1997            1996
                                                           -----------    -----------
Cash Flows From Operating Activities
   Net Income(Loss)                                        ($   98,551)   ($  446,884)
   Adjustments to reconcile net income(loss) to net cash
    (used in) operating activities:
       Depreciation                                             40,560         29,717
       Amortization                                             31,979         42,431
       Deferred income tax                                     (43,000)             0
       Non cash compensation                                       583              0
       Purchased research and development                            0        200,000
       Provision for doubtful accounts                               0         10,000
       Changes in assets and liabilities, net of effects
         of business acquisiton, (Increase)decrease in:
          Accounts receivable                                  (22,186)       (83,205)
          Prepaid expenses                                    (140,455)        (3,040)
         Increase(decrease) in:
          Accounts payable                                      31,169         26,211
          Accrued expenses                                     (18,346)        33,122
                                                           -----------    -----------
            NET CASH (USED IN) OPERATING ACTIVITIES           (218,247)      (191,648)
                                                           -----------    -----------

Cash Flows from Investing Activities
   Purchase of furniture, fixtures, and equipment             (156,691)      (214,326)
   Settlement of contingent consideration                      (75,000)             0
   Increase in restricted cash                                 (44,885)       (28,190)
   Acquisition of business                                           0       (977,125)
                                                           -----------    -----------
            NET CASH USED IN INVESTING ACTIVITIES             (276,576)    (1,219,641)
                                                           -----------    -----------

Cash Flows From Financing Activities
   Proceeds from related  party long-term debt                       0      1,141,042
   Payments on long-term debt                               (1,660,000)             0
   Net proceeds from related party demand note                  22,000              0
   Net proceeds from issuance of common stock                4,130,924        281,250
                                                           -----------    -----------
            NET CASH PROVIDED BY  FINANCING ACTIVITIES       2,492,924      1,422,292
                                                           -----------    -----------
              INCREASE IN CASH & CASH EQUIVALENTS            1,998,101         11,003
Cash and cash equivalents
   Beginning                                                         0              0
                                                           -----------    -----------
   Ending                                                  $ 1,998,101    $    11,003
                                                           ===========    ===========
Supplemental Disclosures of Cash Flow Information
   Cash payments for interest                              $    53,982    $    32,161
                                                           ===========    ===========



                        See Notes to Financial Statements





                          MERCURY WASTE SOLUTIONS, INC.

                          Notes to Financial Statements
                                   (unaudited)
                                 March 31, 1997

Note 1. - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997, or any other period. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 1996 contained in the Company's Registration Statement on Form SB-2 (File No. 333-17399.)

Note 2. - Initial Public Offering

On March 5, 1997, the Company sold 1,000,000 shares at $5.00 per share in an initial public offering, realizing net proceeds of $4,012,017. In April 1997, the Company closed on the over-allotment for the offering by selling an additional 95,000 shares at $5.00, realizing net proceeds of approximately $420,000. In conjunction with the offering, the underwriter was issued a warrant to purchase 100,000 shares of common stock at $6.00 per share.

Upon closing of the offering, the Company's S corporation election was terminated. As a result, the accumulated deficit balance at March 5, 1997, totaling $1,062,966, representing losses on which income tax deductions have been taken at the shareholder level, was reclassified to paid-in-capital.

Note 3. - Loss Per Share

Net loss per common and common equivalent share is based upon the weighted average number of common and common equivalent shares outstanding during each period. Pursuant to SEC Staff Accounting Bulletin No. 83, common stock issued and stock options and warrants granted with exercise prices below the initial public offering price from January 2, 1996 (date of inception) through the effective date of the offering have been included in the calculations as if they were outstanding for all periods presented.

Note 4. - Pro Forma Information

Pro forma income tax and loss per share data for the periods when the Company was an S corporation is not presented as it does not differ from the information in the accompanying statement of operations.

Note 5. - Settlement of contingent consideration

As part of the acquisition of U.S. Environmental, Incorporated (USE) on January 2, 1996, the Company was obligated to make payments to USE for each Model 2000 (or 2000B) sold by the Company, with total payments not to exceed $460,000. In March 1997, the Company settled this contingent obligation for $250,000 by paying $75,000 in cash and the balance of $175,000 in a note. This amount, together with the amounts already owing the related party ($259,567), are payable pursuant to notes bearing interest at 10% and payable in installments totaling $11,550 a month through December 1, 2000. This settlement was an adjustment of the original purchase price of USE and has been allocated to goodwill.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in connection with the Company's financial statements and related notes thereto included within this document.

OVERVIEW

The Company provides mercury waste recycling solutions to mercury waste generators of all sizes. The Company operates a mercury waste retorting facility in Union Grove, Wisconsin (the "Union Grove Retorting Facility')and a facility to recycle fluorescent and other mercury-containing lamps in Roseville, Minnesota (the "Roseville Recycling Facility"). In addition, the Company markets and sells lamp recycling equipment.

In 1996, the Company's revenues consisted of recycling revenues generated from its Roseville and Union Grove facilities. The Company's activities also included: (i) the continued improvement of the Model 2000 lamp recycler, (ii) completion of the development of the mercury retorting equipment at the Union Grove Retorting Facility, (iii) development of new lamp processing equipment,
(iv) commencement of marketing strategies and (v) activities related to the organizational development of the Company, including various capital raising activities.

In the first quarter of 1997, the Company's revenues consisted primarily of recycling revenues generated from its Roseville and Union Grove facilities. The Company's activities also included: (i) the raising of $5,000,000 in capital through an Initial Public Offering of the Company's common stock, (ii) research and development of lamp processing equipment, (iii) research and development of a hazardous waste storage facility in the Southeast U.S., (iv) commencement of expansion of the Union Grove Retorting Facility, and (v) expansion of processing capacity at the Union Grove Retorting Facility.

RESULTS OF OPERATIONS

Total revenues were $499,432 for the quarter ended March 31, 1997 compared to $266,332 for the quarter ended March 31, 1996. Mercury retorting revenues were $270,220 for the quarter ended March 31, 1997 compared to $99,261 for the quarter ended March 31, 1996. This increase is primarily due to volume increases as a result of the Union Grove Retorting Facility becoming fully operational in September 1996. Since that time the Company has been actively pursuing large potential customers, including national waste management companies and Fortune 500 companies. Lamp recycling revenues were $229,212 for the quarter ended March 31, 1997 compared to $167,071 for the quarter ended March 31, 1996. This increase is due primarily to the addition of ballast collection as a service to lamp recycling customers.

The Company had no revenue from equipment sales for the quarter ended March 31, 1997 or the year ended December 31, 1996. The Company anticipates equipment sales will resume but believes it will not be a significant revenue source in 1997. The Company is also developing a proprietary lamp processor that it plans to lease to large users of flourescent and other mercury-containing lamps such as office towers and retail chain stores. Lamp processor marketing activity is expected to begin in the second half of 1997.

For the quarter ended March 31, 1997, the Company had one customer that accounted for 16% of revenues. The Company believes it has not been and will not be economically dependent on this customer.

Cost of recycling revenues consists primarily of direct labor costs to process the waste and direct facility overhead costs. Cost of recycling revenue as a percent of revenue was 41% in the quarter ended March 31, 1997 compared to 47% in the quarter ended March 31, 1996. The reduction in the percentage in 1997 is primarily due to increases in capacity utilization at the Union Grove Retorting Facility, which spreads more volume over fixed costs at this facility. This reduction in percentage was achieved in spite of a loss of three weeks of production during the quarter in order to expand capacity. The Company anticipates that costs of revenues as a percent of revenue will continue to decrease in the future as anticipated increased revenues will utilize the additional capacities of both the Union Grove Retorting Facility and the Roseville Recycling Facility.

Research and development expense was $24,376 for the quarter ended March 31, 1997 compared to $270,055 for the quarter ended March 31, 1996. The Company's development activities in the quarter ended March 31, 1997 consisted of research of lamp processing equipment. Research and development expense for the quarter ended March 31, 1996 included $200,000 allocated to purchased research and development related to a continuous flow oven at the Union Grove Retorting Facility that had no alternative use for the Company. The balance of research and development expense in the quarter ended March 31, 1996 was related to mercury retorting equipment development.

Selling expense was $179,326 or 36% of revenues for the quarter ended March 31, 1997 compared to $71,874 or 27% of revenues for the quarter ended March 31, 1996. This increase was related to the Company's development of its sales staff and to related costs of deploying its marketing plan, including increased travel and telephone expense.

General and administrative expense was $200,767 or 40% of revenues for the quarter ended March 31, 1997 compared to $210,397 or 79% of revenues for the quarter ended March 31, 1996. The reduction in percentage in 1997 is primarily due to increased revenues. General and administrative expense decreased 5% from 1996 due to non-reoccurring costs related to the acquisition of USE in 1996 offset in part by increased personnel costs in 1997 related to investment in organizational infrastructure.

Interest income was $9,654 for the quarter ended March 31, 1997 compared to no interest income for the quarter ended March 31, 1996. The increase was largely due to investment of proceeds from the Company's Initial Public Offering. Interest expense was $40,584 for the quarter ended March 31, 1997 compared to $36,021 for the quarter ended March 31, 1996. The Company anticipates lower interest expense in the future as the $1,660,000 credit line was paid from proceeds of the Initial Public Offering and was terminated.

Income tax provision (benefit) for the quarter ended March 31, 1997 was ($43,000) compared to $0 for the quarter ended March 31, 1996. The benefit recorded in 1997 represents deferred tax assets recorded on the conversion from S to C corporation tax status. The realization of these deferred tax assets is dependent upon generating sufficient taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1,998,101 and working capital of $2,220,533 at March 31, 1997. Net cash used in operating activities was $218,247 for the quarter ended March 31, 1997, primarily resulting from the net loss of $98,551, deferred income tax of $43,000 and an increase in prepaid expense of $140,455 offset by depreciation and amortization of $72,539 and by an increase in accounts payable of $31,169.

Cash flows used in investing activities were $276,576 for the quarter ended March 31, 1997, consisting primarily of payments for the purchase of furniture, fixtures and equipment of $156,691, an increase in cash reserved for closure of the Union Grove Retorting Facility of $44,885, and $75,000 for a settlement of a contingent liability related to the business acquisition from USE (see below.)

Cash provided by financing activities consisted primarily of net proceeds from the Initial Public Offering, offset by the payoff and termination of the Company's revolving credit line with Norwest Bank, N.A. of $1,660,000.

On March 5, 1997, the Company sold 1,000,000 shares at $5.00 per share in an Initial Public Offering, realizing net proceeds of $4,012,017. In April 1997, the Company closed on the over-allotment for the offering by selling an additional 95,000 shares at $5.00, realizing net proceeds of approximately $420,000. In conjunction with the offering, the underwriter was issued a warrant to purchase 100,000 shares of common stock at $6.00 per share.

The Company has a $600,000 revolving credit promissory note with Brad J. Buscher, its Chairman of the Board, Chief Executive Officer and Chief Financial Officer, of which $67,000 was outstanding on March 31, 1997. The note is secured by all assets of the Company and bears interest at prime plus 2%.

As part of the acquisition of USE on January 2, 1996, the Company was obligated to make payments to USE for each Model 2000 (or 2000B) sold by the Company, with total payments not to exceed $460,000. In March 1997, the Company settled this contingent obligation for $250,000 by paying $75,000 in cash and the balance of $175,000 in a note. This amount together with the amounts already owing the related party ($259,567), are payable pursuant to notes bearing interest at 10% and payable in installments totaling $11,550 a month through December 1, 2000. This settlement was an adjustment of the original purchase price of USE and has been allocated to goodwill.

As part of a private placement completed in September 1996, the Company received proceeds of $135,000 of subordinated debt. The holder of the debt cancelled the indebtedness concurrently with the effectiveness of the Initial Public Offering as payment of the exercise price of a warrant to purchase 120,000 shares of Common Stock.

The Company's capital requirements will be significant for 1997 to fund operations and planned capital expenditures related to expansion of the Union Grove Retorting Facility, to manufacture and lease lamp processing equipment, and to develop consolidation and temporary hazardous waste storage facilities. The Company anticipates that the net proceeds from the Initial Public Offering will be sufficient to fund its operations and planned expansion for at least 12 months from the date of the offering. If the Company's business grows more rapidly than anticipated or if anticipated revenue increases do not materialize, the Company may require additional capital more quickly. There can be no assurance that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to the Company.

ISSUED BUT NOT YET ADOPTED STANDARD

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share." Statement No. 128 establishes standards for computing and presenting earnings per share (EPS). This Statement simplifies the standards for computing EPS previously found in APB Opinion No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

The Company will be required to adopt Statement No. 128 in the first quarter of 1998. This statement requires restatement of all prior-period EPS data presented. Because EPS was calculated pursuant to SAB 83 for the three months ended March 31, 1997 and 1996, the adoption of Statement No. 128 would have no effect on reported EPS.

FORWARD LOOKING STATEMENTS

Statements contained in this report regarding the Company's future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of the Company to implement its marketing strategies and secure new customers, secure storage facilities at the Union Grove Retorting Facility and other parts of the country, and manage anticipated growth and other Risk Factors included in the Registration Statement on Form SB-2, as amended, filed with the Securities and Exchange Commission (Form 333-17399.)


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings  -  none

Item 2.  Changes in Securities  -  not applicable

Item 3.  Defaults upon Senior Securities  -  not applicable

Item 4.  Submission of Matters to a Vote of Security Holders  -  not applicable

Item 5.  Other Information  -  none

Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits
               11  -  Statement re: computation of per share earnings
               27  -  Financial Data Schedule

         (B) Reports on Form 8-K  -  no reports on Form 8-K were filed during the fiscal quarter ended March 31, 1997





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                      Mercury Waste Solutions, Inc.
                                      (registrant)



Dated: May 7, 1997.                   /s/ Brad J. Buscher
                                      Brad J. Buscher
                                      Chairman of the Board, Chief Executive
                                      Officer, & Chief Financial Officer




Dated: May 7, 1997.                   /s/ Mark G. Edlund
                                      Mark G. Edlund
                                      President