Form 10QSB
period 1997-06-30
MERCURY WASTE SOLUTIONS INC
filed 1997-08-06
CIK 1028262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,1997

( ) TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ___________TO__________

                         Commission File Number 0-22533

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

                               Yes__X__    No ____

The number of shares outstanding of each of the Issuer's Common Stock, $.01 Par Value, as of June 30, 1997 was 3,464,097.

Transitional small business disclosure format:

                               Yes_____    No __X__

                         MERCURY WASTE SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX
                                                                            PAGE
                                                                            ----

PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Balance Sheets as of December 31, 1996 and June 30, 1997              3
         Statements of Operations for the three month and six month periods
         ended June 30, 1996 and June 30, 1997                                 4
         Statement of Changes in Shareholders' Equity for the six months
         ended June 30, 1997                                                   5
         Statements of Cash Flows for the six months ended June 30, 1996
         and June 30, 1997                                                     6
         Notes to Financial Statements                                         7
Item 2   Managements Discussion and Analysis of Financial Condition and
         Results of  Operations                                                8
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                    11
Item 2.  Changes in Securities                                                11
Item 3.  Defaults upon Senior Securities                                      11
Item 4.  Submission of Matters to a Vote of Security Holders                  11
Item 5.  Other Information                                                    11
Item 6.  Exhibits and Reports on Form 8-K                                     11
         Signatures                                                           12

         PART 1-FINANCIAL INFORMATION
Item 1.  Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                                  BALANCE SHEET

                                                                                  JUNE 30       DECEMBER 31
                                                                                   1997             1996
                                                                                ----------      -----------
                                     ASSETS
Current Assets
   Cash and cash equivalents                                                    $1,892,360      $         0
   Accounts receivable, less allowance for doubtful accounts of $15,000            752,623          381,064
     at June 30, 1997 and $10,000 at December 31, 1996
   Prepaid expenses                                                                198,785           34,119
                                                                                ----------      -----------
     TOTAL CURRENT ASSETS                                                        2,843,768          415,183
                                                                                ----------      -----------
 Property and Equipment, at cost
   Leasehold improvements                                                          106,233           95,860
   Furniture, fixtures, and equipment                                              216,586          150,430
   Plant equipment                                                                 881,462          663,792
   Construction in progress                                                         46,229                0
                                                                                ----------      -----------
     TOTAL PROPERTY AND EQUIPMENT                                                1,250,510          910,082
   Less accumulated depreciation                                                   192,327          103,032
                                                                                ----------      -----------
     NET PROPERTY AND EQUIPMENT                                                  1,058,183          807,050
                                                                                ----------      -----------
Other Assets
   Deferred offering costs                                                               0          118,908
   Cash restricted for closure                                                     112,988           74,132
   Deferred Tax Assets                                                              43,000                0
   Acquired equipment and facility rights, net of accumulated amortization
     of $60,000 at June 30, 1997 and $40,000 at December 31, 1996                  340,000          360,000
   Goodwill, net of accumulated amortization of $138,135 at June 30, 1997
     and $87,924 at December 31, 1996                                              991,101          791,312
                                                                                ----------      -----------
     TOTAL OTHER ASSETS                                                          1,487,089        1,344,352
                                                                                ----------      -----------
       TOTAL ASSETS                                                             $5,389,040      $ 2,566,585
                                                                                ==========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Related party demand note                                                    $   67,000      $    45,000
   Current portion of long-term debt                                               102,418                0
   Accounts payable                                                                 67,265          113,922
   Accrued expenses                                                                 53,025           59,102
                                                                                ----------      -----------
     TOTAL CURRENT LIABILITIES                                                     289,708          218,024
                                                                                ----------      -----------
Long-Term Liabilities
   Long-term debt, net of current portion                                          305,451        1,919,567
   Closure fund                                                                     10,300           10,300
   Subordinated Debt                                                                     0          135,000
                                                                                ----------      -----------
     TOTAL LONG-TERM LIABILITIES                                                   315,751        2,064,867
                                                                                ----------      -----------
       TOTAL LIABILITIES                                                           605,459        2,282,891
                                                                                ----------      -----------
Shareholders' Equity
   Common stock, $0.01 par value; shares issued and outstanding of
     3,464,097 at June 30, 1997 and 2,249,097 at December 31, 1996                  34,641           22,491
   Additional paid-in capital                                                    4,718,804        1,246,649
   Retained Earnings(Accumulated deficit)                                           30,136         (985,446)
                                                                                ----------      -----------
       TOTAL SHAREHOLDERS' EQUITY                                                4,783,581          283,694
                                                                                ----------      -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $5,389,040      $ 2,566,585
                                                                                ==========      ===========


                        See Notes to Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                             STATEMENT OF OPERATIONS

                                                 FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                               JUNE 30,1997      JUNE 30,1996      JUNE 30,1997      JUNE 30,1996
                                               -----------       -----------       -----------       -----------
Total Revenues                                 $   821,040       $   230,635       $ 1,320,472       $   496,967
Total Cost of Revenues                             287,443           132,059           493,027           256,928
                                               -----------       -----------       -----------       -----------
     Gross Profit                                  533,597            98,576           827,445           240,039
                                               -----------       -----------       -----------       -----------

Operating Expenses
   Research & Development                           32,268            23,034            56,644           293,089
   Sales & Marketing                               174,768            84,678           354,094           156,552
   General & Administrative                        288,633           200,277           489,400           410,674
                                               -----------       -----------       -----------       -----------
                                                   495,669           307,989           900,138           860,315
                                               -----------       -----------       -----------       -----------
     Operating Income(Loss)                         37,928          (209,413)          (72,693)         (620,276)

Interest Income                                     25,416                 0            35,070                 0
Interest Expense                                   (12,177)          (44,590)          (52,761)          (80,611)
                                               -----------       -----------       -----------       -----------
     Net Income(Loss) before Income Taxes           51,167          (254,003)           90,384          (700,887)
Income tax expense(benefit)                              0                 0           (43,000)                0
                                               -----------       -----------       -----------       -----------
     Net Income (Loss)                         $    51,167       ($  254,003)      ($   47,384)      ($  700,887)
                                               ===========       ===========       ===========       ===========

   Income(Loss) per share                      $      0.01       ($     0.23)      ($     0.01)      ($     0.64)

   Weighted average number of common and         3,567,672         1,088,949         3,532,928         1,088,949
   common equivalent shares outstanding


                        See Notes to Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                 Period from December 31, 1996 to June 30, 1997

                                                                                                         Retained
                                                             Common          Common       Additional     Earnings         Total
                                                             Stock           Stock         Paid-In     (Accumulated    Shareholders'
                                                             Shares          Amount        Capital        Deficit)        Equity
                                                           -----------    -----------     -----------   -----------    -----------
Balance, December 31, 1996                                   2,249,097    $    22,491     $ 1,246,649   ($  985,446)   $   283,694

     Initial Public Offering of common stock, net of
     commissions and offering costs of $1,065,062            1,095,000         10,950       4,398,988                    4,409,938

     Exercise of warrant                                       120,000          1,200         133,800                      135,000

     Reclassification of "S" corporation accumulated
     deficit  to additional paid-in capital pursuant to
     termination of "S" corporation status                                                 (1,062,966)    1,062,966              0

     Compensation expense on stock option grants                                                2,333                        2,333

     Net loss                                                                                               (47,384)       (47,384)

                                                           -----------    -----------     -----------   -----------    -----------
Balance, June 30, 1997                                       3,464,097    $    34,641     $ 4,718,804   $    30,136    $ 4,783,581
                                                           ===========    ===========     ===========   ===========    ===========

                        See Notes to Financial Statements


                          MERCURY WASTE SOLUTIONS, INC.
                             STATEMENT OF CASH FLOWS

                                                                                                 FOR THE SIX MONTHS ENDED
                                                                                              JUNE 30, 1997     JUNE 30,1996
                                                                                              -------------     ------------
Cash Flows From Operating Acitivities
   Net Income(Loss)                                                                           ($   47,384)      ($  700,887)
   Adjustments to reconcile net income(loss) to net cash (used in) operating activities:
       Depreciation                                                                                89,295            46,364
       Amortization                                                                                70,211            63,962
       Deferred income tax                                                                        (43,000)                0
       Non cash compensation                                                                        2,333                 0
       Purchased research and development                                                               0           200,000
       Provision for doubtful accounts                                                              5,000            10,000
       Changes in assets and liabilities, net of effects of business acquisition
         (Increase)decrease in:
          Accounts receivable                                                                    (376,559)         (119,958)
          Prepaid expenses                                                                       (164,666)                0
         Increase(decrease) in:
          Accounts payable                                                                        (46,657)           38,742
          Accrued expenses                                                                         (6,077)           53,088
                                                                                              -----------       -----------
            NET CASH (USED IN) OPERATING ACTIVITIES                                              (517,504)         (408,689)
                                                                                              -----------       -----------

Cash Flows from Investing Activities
   Purchase of furniture, fixtures, and equipment                                                (340,428)         (325,039)
   Settlement of contingent consideration                                                         (75,000)                0
   Increase in restricted cash                                                                    (38,856)          (28,190)
   Acquisition of business                                                                              0          (977,125)
                                                                                              -----------       -----------
            NET CASH (USED IN) INVESTING ACTIVITIES                                              (454,284)       (1,330,354)
                                                                                              -----------       -----------

Cash Flows From Financing Activities
   Proceeds from related  party long-term debt                                                          0         1,457,793
   Payments on long-term debt                                                                  (1,686,697)                0
   Net proceeds from related party demand note                                                     22,000                 0
   Net proceeds from issuance of common stock                                                   4,528,845           281,250
                                                                                              -----------       -----------
            NET CASH PROVIDED BY  FINANCING ACTIVITIES                                          2,864,148         1,739,043
                                                                                              -----------       -----------
              INCREASE IN CASH & CASH EQUIVALENTS                                               1,892,360                 0
Cash and cash equivalents
   Beginning                                                                                            0                 0
                                                                                              -----------       -----------
   Ending                                                                                     $ 1,892,360       $         0
                                                                                              ===========       ===========
Supplemental Disclosures of Cash Flow Information
   Cash payments for interest                                                                 $    63,126       $    76,751
                                                                                              ===========       ===========


                        See Notes to Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.

                          Notes to Financial Statements
                                  June 30, 1997

Note 1. - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997, or any other period. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 1996 contained in the Company's Registration Statement on Form SB-2 (File No. 333-17399.)

Note 2. - Initial Public Offering

On March 5, 1997, the Company sold 1,000,000 shares at $5.00 per share in an initial public offering, realizing net proceeds of $4,012,017. In April 1997, the Company closed on the over-allotment for the offering by selling an additional 95,000 shares at $5.00, realizing net proceeds of approximately $397,921. In conjunction with the offering, the underwriter was issued a warrant to purchase 100,000 shares of common stock at $6.00 per share.

Upon closing of the offering, the Company's S corporation election was terminated. As a result, the accumulated deficit balance at March 5, 1997, totaling $1,062,966, representing losses on which income tax deductions have been taken at the shareholder level, was reclassified to paid-in-capital.

Note 3. - Income(Loss) Per Share

Net income(loss) per common and common equivalent share is based upon the weighted average number of common and common equivalent shares outstanding during each period. Pursuant to SEC Staff Accounting Bulletin No. 83, common stock issued and stock options and warrants granted with exercise prices below the initial public offering price for the period from January 2, 1996 (date of inception) through the effective date of the offering (through March 31, 1997) have been included in the calculations as if they were outstanding for all periods presented. In periods subsequent to March 31, 1997, common equivalent shares are included in the calculation if their effect is dilutive using the treasury stock method.

Note 4. - Pro Forma Information

Pro forma income tax and loss per share data for the periods when the Company was an S corporation is not presented as it does not differ from the information in the accompanying statement of operations.

Note 5. - Settlement with U.S. Environmental, Incorporated

As part of the acquisition of U.S. Environmental, Incorporated (USE) on January 2, 1996, the Company was obligated to make payments to USE for each Model 2000 (or 2000B) sold by the Company, with total payments not to exceed $460,000. In March 1997, the Company settled this obligation for $250,000 by paying $75,000 in cash and the balance of $175,000 in a note. This amount, together with the amounts already owing the related party ($259,567), are payable pursuant to notes bearing interest at 10% and payable in installments totaling $11,550 a month through December 1, 2000. This settlement was an adjustment of the original purchase price of USE and has been allocated to goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in connection with the Company's financial statements and related notes thereto included within this document.

OVERVIEW

The Company provides mercury waste recycling solutions to mercury waste generators of all sizes. The Company operates a mercury waste retorting facility in Union Grove, Wisconsin (the "Union Grove Retorting Facility')and a facility to recycle fluorescent and other mercury-containing lamps in Roseville, Minnesota (the "Roseville Recycling Facility"). In addition, the Company plans to market and lease lamp recycling equipment.

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

For the three and six month periods ended June 30, 1997, the Company's revenues consisted primarily of recycling revenues generated from its Roseville and Union Grove facilities. The Company's activities also included: (i) the raising of $5,475,000 in capital through an Initial Public Offering of the Company's common stock, (ii) research and development of lamp processing equipment, (iii) research and development of a hazardous waste storage facility in the Southeast U.S., (iv) commencement of expansion of the Union Grove Retorting Facility, and
(v) expansion of processing capacity at the Union Grove Retorting Facility.

RESULTS OF OPERATIONS

Total revenues were $821,040 and $1,320,472 for the three and six month periods ended June 30, 1997 respectively compared to $230,635 and $496,967 for the comparable periods in 1996. Total revenues for the second quarter of 1997 increased $321,608 or 64% over the first quarter of 1997. Mercury retorting revenues were $492,141 and $762,361 for the three and six month periods ended June 30, 1997 compared to $85,937 and $185,150 for the comparable periods in 1996. These increases are primarily due to volume increases as a result of the Union Grove Retorting Facility becoming fully operational in September 1996. Since that time, the Company has continued to add customers by targeting national waste management companies and Fortune 500 companies. Lamp recycling revenues were $328,899 and $558,111 for the three and six month periods ended June 30, 1997 compared to $144,698 and $311,817 for the comparable periods in 1996. These increases are due primarily to the continued growth of ballast collection as a service to lamp recycling customers and the growth of lamp recycling sales in markets outside Minnesota.

The Company is developing a proprietary lamp processor that it plans to lease to large users of flourescent and other mercury-containing lamps such as office towers and retail chain stores. Lamp processor marketing activity is expected to begin in the second half of 1997.

Cost of recycling revenues consists primarily of direct labor costs to process the waste and direct facility overhead costs. Gross profit as a percent of revenue was 65% and 63% for the three and six month periods ended June 30, 1997 respectively compared to 43% and 48% for the comparable periods in 1996. The improvement in gross profit in 1997 is primarily due to increases in capacity utilization at the Union Grove Retorting Facility, which spreads more volume over fixed costs at this facility.

Research and development expense was $32,268 and $56,644 for the three and six month periods ended June 30, 1997 respectively compared to $23,034 and $293,089 for the comparable periods in 1996. The Company's development activities in 1997 consisted of research into new lamp processing equipment. Research and development expense for the six months ended June 30, 1996 included $200,000 allocated to purchased research and development related to a continuous flow oven at the Union Grove Retorting Facility that had no alternative use for the Company. The balance of research and development expense in the six months ended June 30, 1996 was related to mercury retorting equipment development.

Selling expense was $174,768 or 21% of revenues and $354,094 or 27% of revenues for the three and six month periods ended June 30, 1997 respectively compared to $84,678 or 37% of revenues and $156,552 or 32% of revenues for the comparable periods in 1996. This increase in expense in 1997 was related to the Company's development of its sales staff and related costs of deploying its marketing plan, including increased travel and telephone expense. The reduction in percentage in 1997 is primarly due to increased revenues.

General and administrative expense was $288,633 or 35% of revenues and $489,400 or 37% of revenues for the three and six month periods ended June 30, 1997 compared to $200,277 or 87% of revenues and $410,674 or 83% of revenues for the comparable periods in 1996. The increase in expense in 1997 was principally due to personnel costs related to investment in organizational infrastructure. The reduction in percentage in 1997 is primarily due to increased revenues.

Interest income was $25,416 and $35,070 for the three and six month periods ended June 30, 1997 respectively compared to no interest income for the comparable periods in 1996. The increase was largely due to investment of proceeds from the Company's Initial Public Offering. Interest expense was $12,177 and $52,761 for the three and six month periods ended June 30, 1997 compared to $44,590 and $80,611 for the comparable periods in 1996. The Company anticipates lower interest expense in the future as the $1,660,000 credit line was paid from proceeds of the Initial Public Offering and was terminated.

Income tax provision (benefit) for the three and six month periods ended June 30, 1997 was $0 and ($43,000) compared to $0 for the comparable periods in 1996. The benefit recorded in 1997 represents deferred tax assets recorded on the conversion from S to C corporation tax status. The realization of these deferred tax assets is dependent upon generating sufficient taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1,892,360 and working capital of $2,555,060 at June 30, 1997. Net cash used in operating activities was $517,504 for the six months ended June 30, 1997, primarily resulting from the net loss of $47,384, an increase in prepaid expenses of $164,666, and an increase in accounts receivable of $376,559, offset by depreciation of $89,295 and amortization of $70,211. The increase in prepaid expenses was primarily due to prepaid insurance. The significant increase in accounts receivable is the result of the increase in sales.

Cash flows used in investing activities were $454,284 for the six months ended June 30, 1997, consisting of payments for the purchase of furniture, fixtures and equipment of $340,428, an increase in cash reserved for closure related to the Union Grove Retorting Facility of $38,856, and $75,000 for a settlement of a contingent liability related to the acquisition of USE (see below.) The capital expenditures for the period relate primarily to the expansion of the Union Grove Retorting Facility. The Company is in the process of expanding the Union Grove Retorting Facility to increase the retorting capacity, to add lamp recycling capability and to add a temporary waste storage facility. The Company believes this expansion will be completed in 1997. After the expansion, the Company will continue to lease this facility and has negotiated a long-term lease with the landlord.

Cash provided by financing activities consisted primarily of net proceeds from the Initial Public Offering, offset by the payoff and termination of the Company's revolving credit line with Norwest Bank, N.A. of $1,660,000.

On March 5, 1997, the Company sold 1,000,000 shares at $5.00 per share in an Initial Public Offering, realizing net proceeds of $4,012,017. In April 1997, the Company closed on the over-allotment for the offering by selling an additional 95,000 shares at $5.00, realizing net proceeds of $397,921. In conjunction with the offering, the underwriter was issued a warrant to purchase 100,000 shares of common stock at $6.00 per share.

As part of a private placement completed in September 1996, the Company received proceeds of $135,000 of subordinated debt. The holder of the debt cancelled the indebtedness concurrently with the effectiveness of the Initial Public Offering as payment of the exercise price of a warrant to purchase 120,000 shares of Common Stock.

The Company has a $600,000 revolving credit promissory note with Brad J. Buscher, its Chairman of the Board, Chief Executive Officer, and Chief Financial Officer of which $67,000 was outstanding on June 30, 1997. The note is secured by all assets of the Company and bears interest at prime plus 2%.

As part of the acquisition of USE on January 2, 1996, the Company was obligated to make payments to USE for each Model 2000 (or 2000B) sold by the Company, with total payments not to exceed $460,000. In March 1997, the Company settled this obligation for $250,000 by paying $75,000 in cash and the balance of $175,000 in a note. This amount together with the amounts already owing the related party ($259,567), are payable pursuant to notes bearing interest at 10% and payable in installments totaling $11,550 a month through December 1, 2000. This settlement was an adjustment of the original purchase price of USE and has been allocated to goodwill.

The Company's capital requirements will be significant for 1997 to fund operations and planned capital expenditures related to expansion of the Union Grove Retorting Facility, to manufacture and lease lamp processing equipment, and to develop consolidation and temporary hazardous waste storage facilities. The Company anticipates that the net proceeds from the Initial Public Offering will be sufficient to fund its operations and planned expansion for at least 12 months. If the Company's business grows more rapidly than anticipated or if anticipated revenue increases do not materialize, the Company may require additional capital more quickly. There can be no assurance that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to the Company.

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

The Company will be required to adopt Statement No. 128 in the fourth quarter of 1997. This statement requires restatement of all prior-period EPS data presented. The adoption of Statement No. 128 would have no effect on reported EPS.

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

Item 3.  Defaults upon Senior Securities - not applicable

Item 4.  Submission of Matters to a Vote of Security Holders - not applicable

Item 5.  Other Information - none

Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits
                  11 - Statement re: computation of per share earnings
                  27 - Financial Data Schedule
         (B) Reports on Form 8-K - no reports on Form 8-K were filed during the fiscal quarter ended June 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                          Mercury Waste Solutions, Inc.
                                          (registrant)



Dated: July 29, 1997.                     ___________________________________
                                          Brad J. Buscher
                                          Chairman of the Board, Chief Executive
                                          Officer, & Chief Financial Officer



Dated: July 29, 1997.                     ___________________________________
                                          Mark G. Edlund
                                          President