Form 10QSB/A
period 1997-06-30
MERCURY WASTE SOLUTIONS INC
filed 1997-08-15
CIK 1028262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB/A


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
                                                                                ==========      ===========


                        See Notes to Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                             STATEMENT OF OPERATIONS

                                                 FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                               JUNE 30,1997      JUNE 30,1996      JUNE 30,1997      JUNE 30,1996
                                               -----------       -----------       -----------       -----------
Total Revenues                                 $   821,040       $   230,635       $ 1,320,472       $   496,967
Total Cost of Revenues                             287,443           132,059           493,027           256,928
                                               -----------       -----------       -----------       -----------
     Gross Profit                                  533,597            98,576           827,445           240,039
                                               -----------       -----------       -----------       -----------

Operating Expenses
   Research & Development                           32,268            23,034            56,644           293,089
   Sales & Marketing                               174,768            84,678           354,094           156,552
   General & Administrative                        288,633           200,277           489,400           410,674
                                               -----------       -----------       -----------       -----------
                                                   495,669           307,989           900,138           860,315
                                               -----------       -----------       -----------       -----------
     Operating Income(Loss)                         37,928          (209,413)          (72,693)         (620,276)


Interest Income                                     25,416                 0            35,070                 0
Interest Expense                                   (12,177)          (44,590)          (52,761)          (80,611)
                                               -----------       -----------       -----------       -----------
     Net Income(Loss) before Income Taxes           51,167          (254,003)          (90,384)         (700,887)
Income tax expense(benefit)                              0                 0           (43,000)                0
                                               -----------       -----------       -----------       -----------
     Net Income (Loss)                         $    51,167       ($  254,003)      ($   47,384)      ($  700,887)
                                               ===========       ===========       ===========       ===========


   Income(Loss) per share                      $      0.01       ($     0.23)      ($     0.01)      ($     0.64)

   Weighted average number of common and         3,567,672         1,088,949         3,532,928         1,088,949
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

Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits
                  11 - Amended Statement re: computation of per share earnings 27 - Amended Financial Data Schedule
         (B) Reports on Form 8-K - no reports on Form 8-K were filed during the fiscal quarter ended June 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                          Mercury Waste Solutions, Inc.
                                          (registrant)



Dated: August 15, 1997.                   /s/ Brad J. Buscher
                                          Brad J. Buscher
                                          Chairman of the Board, Chief Executive
                                          Officer, & Chief Financial Officer



Dated: August 15, 1997.                   /s/ Mark G. Edlund
                                          Mark G. Edlund
                                          President