Form 10QSB
period 1997-09-30
MERCURY WASTE SOLUTIONS INC
filed 1997-11-14
CIK 1028262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,1997

( ) TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ___________TO__________

                         Commission File Number 0-22533

                          MERCURY WASTE SOLUTIONS, INC.
                          -----------------------------
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

                           Yes __X__    No ___

                   The number of shares outstanding of each of the Issuer's Common Stock, $.01 Par Value, as of September 30, 1997 was 3,464,097.

Transitional small business disclosure format:

                           Yes_____     No_ X__

                          MERCURY WASTE SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX


                                                                                                       PAGE
                                                                                                       ----
PART 1. FINANCIAL INFORMATION

Item  1.    Consolidated Financial Statements
            Consolidated Balance Sheets as of December 31, 1996 and September 30, 1997                   3
            Consolidated Statements of Operations for the three month and nine month periods ended
            September 30, 1997 and September 30, 1996                                                    4
            Consolidated  Statement of Changes in Shareholders' Equity for the nine months ended
            September 30, 1997                                                                           5
            Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and
            September 30, 1996                                                                           6
            Consolidated Notes to Financial Statements                                                   7
Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations        8

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities                                                                       12
Item 6.     Exhibits and Reports on Form 8-K                                                            12
            Signatures                                                                                  13


                      PART 1-FINANCIAL INFORMATION
Item 1.  Financial Statements
                          MERCURY WASTE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                           1997               1996
                                                                                       -----------         -----------
                                     ASSETS
Current Assets
    Cash and cash equivalents                                                          $ 1,350,766         $         0
    Accounts receivable, less allowance for doubtful accounts of $15,000
       at September 30, 1997 and $10,000 at December 31, 1996                              691,123             381,064
    Other current assets                                                                   213,028              34,119
                                                                                       -----------         -----------
       TOTAL CURRENT ASSETS                                                              2,254,917             415,183
                                                                                       -----------         -----------
 Property and Equipment, at cost
    Leasehold improvements                                                                 127,828              95,860
    Furniture, fixtures, and equipment                                                     260,616             150,430
    Plant equipment                                                                        948,622             663,792
    Construction in progress                                                                43,541                   0
                                                                                       -----------         -----------
       TOTAL PROPERTY AND EQUIPMENT                                                      1,380,607             910,082
    Less accumulated depreciation                                                          247,056             103,032
                                                                                       -----------         -----------
       NET PROPERTY AND EQUIPMENT                                                        1,133,551             807,050
                                                                                       -----------         -----------
Other Assets
    Deferred offering costs                                                                      0             118,908
    Cash restricted for closure                                                            112,988              74,132
    Deferred tax assets                                                                     43,000                   0
    Acquired equipment and facility rights, net of accumulated amortization
       of $70,000 at September 30, 1997 and $40,000 at December 31, 1996                   330,000             360,000
    Goodwill, net of accumulated amortization of $166,366 at September 30, 1997
       and $87,924 at December 31, 1996                                                  1,167,179             791,312
                                                                                       -----------         -----------
       TOTAL OTHER ASSETS                                                                1,653,167           1,344,352
                                                                                       -----------         -----------
          TOTAL ASSETS                                                                 $ 5,041,635         $ 2,566,585
                                                                                       ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Related party demand note                                                          $         0         $    45,000
    Current portion of long-term debt                                                      105,000                   0
    Accounts payable                                                                       197,127             113,922
    Accrued expenses                                                                       207,962              59,102
                                                                                       -----------         -----------
       TOTAL CURRENT LIABILITIES                                                           510,089             218,024
                                                                                       -----------         -----------
Long-Term Liabilities
    Long-term debt, net of current portion                                                 278,213           1,919,567
    Closure fund                                                                            10,300              10,300
    Subordinated Debt                                                                            0             135,000
                                                                                       -----------         -----------
       TOTAL LONG-TERM LIABILITIES                                                         288,513           2,064,867
                                                                                       -----------         -----------
          TOTAL LIABILITIES                                                                798,602           2,282,891
                                                                                       -----------         -----------
Shareholders' Equity
    Common stock, $0.01 par value; shares issued and outstanding of
       3,464,097 at September  30, 1997 and 2,249,097 at December 31, 1996                  34,641              22,491
    Additional paid-in capital                                                           4,720,554           1,246,649
    Accumulated deficit                                                                   (512,162)           (985,446)
                                                                                       -----------         -----------
          TOTAL SHAREHOLDERS' EQUITY                                                     4,243,033             283,694
                                                                                       -----------         -----------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 5,041,635         $ 2,566,585
                                                                                       ===========         ===========


                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                      FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                  SEPT. 30, 1997      SEPT. 30, 1996     SEPT. 30, 1997       SEPT. 30, 1996
                                                   -----------         -----------         -----------         -----------
Revenues                                           $   511,355         $   338,865         $ 1,831,827         $   835,832
Cost of Revenues                                       413,232             125,986             906,259             382,914
                                                   -----------         -----------         -----------         -----------
       Gross Profit                                     98,123             212,879             925,568             452,918
                                                   -----------         -----------         -----------         -----------

Operating Expenses
    Research & Development                              45,242              47,571             101,886             340,660
    Sales & Marketing                                  254,414             106,775             608,508             276,942
    General & Administrative                           351,883             249,141             841,283             646,200
                                                   -----------         -----------         -----------         -----------
                                                       651,539             403,487           1,551,677           1,263,802
                                                   -----------         -----------         -----------         -----------
       Operating Income(Loss)                         (553,416)           (190,608)           (626,109)           (810,884)

Interest Income                                         21,198                   0              56,268                   0
Interest Expense                                       (10,080)            (53,789)            (62,841)           (134,400)
                                                   -----------         -----------         -----------         -----------
       Net Income(Loss) before Income Taxes           (542,298)           (244,397)           (632,682)           (945,284)
Income tax expense(benefit)                                  0                   0             (43,000)                  0
                                                   -----------         -----------         -----------         -----------
       Net Income (Loss)                           ($  542,298)        ($  244,397)        ($  589,682)        ($  945,284)
                                                   ===========         ===========         ===========         ===========

    Income(Loss) per share                         ($     0.16)        ($     0.11)        ($     0.17)        ($     0.41)

    Weighted average number of common and
    common equivalent shares outstanding             3,464,097           2,302,966           3,509,984           2,302,966


                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              Period from December 31, 1996 to September 30, 1997


                                                             Common          Common       Additional                     Total
                                                              Stock          Stock         Paid-In     Accumulated   Shareholders'
                                                             Shares          Amount        Capital       Deficit        Equity
                                                           -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1996                                   2,249,097    $    22,491    $ 1,246,649   ($  985,446)   $   283,694

      Initial Public Offering of common stock, net of
      commissions and offering costs of $1,065,062           1,095,000         10,950      4,398,988                    4,409,938

      Exercise of warrant                                      120,000          1,200        133,800                      135,000

      Reclassification of "S" corporation accumulated
      deficit  to additional paid-in capital pursuant to
      termination of "S" corporation status                                               (1,062,966)    1,062,966              0

      Compensation expense on stock option grants                                              4,083                        4,083

      Net loss                                                                                            (589,682)      (589,682)

                                                           -----------    -----------    -----------   -----------    -----------
Balance, September 30, 1997                                  3,464,097    $    34,641    $ 4,720,554   ($  512,162)   $ 4,243,033
                                                           ===========    ===========    ===========   ===========    ===========


                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                           FOR THE NINE MONTHS ENDED
                                                                                        SEPT. 30, 1997   SEPT. 30, 1996
                                                                                          -----------      -----------
Cash Flows From Operating Acitivities
    Net Income(Loss)                                                                      ($  589,682)     ($  945,284)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation                                                                        144,024           65,078
          Amortization                                                                        108,442           95,943
          Deferred income tax                                                                 (43,000)               0
          Non cash compensation                                                                 4,083                0
          Purchased research and development                                                        0          200,000
          Provision for doubtful accounts                                                       5,000           33,400
          Changes in assets and liabilities, net of effects of business acquisitions
                Accounts receivable                                                          (161,723)        (125,447)
                Other current assets                                                         (136,354)         (23,989)
                Accounts payable                                                              (29,772)          61,508
                Accrued expenses                                                               88,939           73,984
                                                                                          -----------      -----------
                   NET CASH USED IN OPERATING ACTIVITIES                                     (610,043)        (564,807)
                                                                                          -----------      -----------

Cash Flows from Investing Activities
    Purchase of furniture, fixtures, and equipment                                           (446,687)        (394,412)
    Settlement of contingent consideration                                                    (75,000)               0
    Increase in restricted cash                                                               (38,856)         (48,190)
    Acquisition of businesses                                                                (251,139)      (1,444,125)
                                                                                          -----------      -----------
                   NET CASH USED IN INVESTING ACTIVITIES                                     (811,682)      (1,886,727)
                                                                                          -----------      -----------

Cash Flows From Financing Activities
    Proceeds from  long-term debt                                                                   0        2,020,000
    Payments on long-term debt                                                             (1,711,354)               0
    Net proceeds (payments)  from related party demand note                                   (45,000)          30,000
    Net proceeds from issuance of common stock                                              4,528,845          414,123
                                                                                          -----------      -----------
                   NET CASH PROVIDED BY  FINANCING ACTIVITIES                               2,772,491        2,464,123
                                                                                          -----------      -----------
                     INCREASE IN CASH & CASH EQUIVALENTS                                    1,350,766           12,589
Cash and cash equivalents
    Beginning                                                                                       0                0
                                                                                          -----------      -----------
    Ending                                                                                $ 1,350,766      $    12,589
                                                                                          ===========      ===========
Supplemental Disclosures of Cash Flow Information
    Cash payments for interest                                                            $    71,984      $    76,751
                                                                                          ===========      ===========


                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.

                   Consolidated Notes to Financial Statements
                               September 30, 1997

Note 1. - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997, or any other period. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 1996 contained in the Company's Registration Statement on Form SB-2 (File No. 333-17399.)

Note 2. - Income (Loss) Per Share

Net income (loss) per common and common equivalent share is based upon the weighted average number of common and common equivalent shares outstanding during each period. Pursuant to SEC Staff Accounting Bulletin No. 83, common stock issued and stock options and warrants granted with exercise prices below the initial public offering price for the period from January 2, 1996 (date of inception) through the effective date of the offering (through March 31, 1997) have been included in the calculations as if they were outstanding for all periods presented. In periods subsequent to March 31, 1997, common equivalent shares are included in the calculation if their effect is dilutive using the treasury stock method.

Note 3. - Pro Forma Information

Pro forma income tax and loss per share data for the periods when the Company was an S corporation is not presented as it does not differ from the information in the accompanying statement of operations.

Note 4. - Acquisition

In September, 1997, the Company acquired certain assets and liabilities of Ballast & Lamp Recycling, Inc. (BLR) for approximately $250,000. The primary business of BLR is the collection and storage of hazardous mercury containing lighting debris and ballasts for recycling and ultimate mercury reclamation. BLR has collection facilities in Indianapolis, Indiana and Atanta, Georgia. The acquisition was accounted for as a purchase and accordingly, the results of operations of BLR are included with the Company's since the date of the acquisition. The assets acquired and liabilities assumed were transferred into a newly formed 100% owned subsidiary. No pro forma information has been presented as BLR was an immaterial acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in connection with the Company's consolidated financial statements and related notes thereto included within this document.

OVERVIEW

The Company provides mercury waste recycling solutions to mercury waste generators of all sizes. The Company operates a mercury waste retorting facility in Union Grove, Wisconsin (the "Union Grove Retorting Facility") and a facility to recycle fluorescent and other mercury-containing lamps in Roseville, Minnesota (the "Roseville Recycling Facility").

In September, 1997, the Company acquired certain assets and liabilities of Ballast & Lamp Recycling, Inc. ("BLR") for approximately $250,000. The primary business of BLR is the collection and storage of hazardous mercury containing lighting debris and ballasts for recycling and ultimate mercury reclamation. BLR has collection facilities in Indianapolis, Indiana and Atanta, Georgia. The acquisition of BLR increased the Company's customer base, placed the Company in two additional strategic and growing markets and will leverage the Company's processing capacity. Annual 1996 revenues for BLR were approximately $1 million.

In October, 1997, the Company signed a non-binding letter of intent to acquire certain assets and liabilities of Mercury Refining Company, Inc., ("MERECO"). The acquisition is subject to the execution of a formal contract, regulatory approvals and other closing considerations. The acquisition is expected to be completed in late 1997 or early 1998. The primary business of MERECO, located in Albany, NY, is the collection and storage of hazardous, mercury containing materials for reclamation, refining and recycling.

For the three and nine month periods ended September 30, 1997, the Company's revenues consisted primarily of recycling revenues generated from its Roseville and Union Grove facilities. The Company's activities also included: (i) the raising of $5,475,000 in capital through an Initial Public Offering of the Company's common stock, (ii) research and development of lamp processing equipment, (iii) research and development of hazardous waste storage facility alternatives, (iv) commencement of expansion of the Union Grove Retorting Facility and related expansion of processing capacity at the Union Grove Retorting Facility, (v) pursuit of acquisition opportunities and (vi) continued activities related to the organizational development of the Company.

RESULTS OF OPERATIONS

Total revenues were $511,355 and $1,831,827 for the three and nine month periods ended September 30, 1997 respectively compared to $338,865 and $835,832 for the comparable periods in 1996. Total revenues for the third quarter of 1997 decreased $309,685 or 38% from the second quarter of 1997.

Mercury retorting revenues were $252,221 and $1,009,786 for the three and nine month periods ended September 30, 1997 compared to $162,586 and $347,736 for the comparable periods in 1996. These increases are primarily due to volume increases as a result of the Union Grove Retorting Facility becoming fully operational in September 1996. Since that time, the Company has continued to add customers by targeting national waste management companies and Fortune 500 companies. However, mercury retorting revenues for the third quarter of 1997 decreased $239,920 or 49% from the second quarter of 1997. This decrease was due to less than anticipated shipments of mercural debris to the Union Grove Retorting Facility and constraints in receiving shipments due to limited storage capacities. In addition, in September, the Company had an electrical power problem that caused a short and took both of its ovens out of production at its Union Grove facility causing a production interruption. These problems were repaired in mid-October, the Company was fully insured for the equipment damage, and the facility is currently at full processing capacity. The Company has business interruption insurance and is in the process of filing a business interruption claim for this time period which should be finalized in late 1997 or early 1998. The amount of the claim has not yet been determined.

The Company is dependent on storage to ensure uninterruptible processing capability. In May, 1997, the Company applied for a Part B storage permit for the Union Grove Facility. The application is currently pending. However, to hedge against production interruptions, the Company has committed to additional independent systems to guard against future production problems. In early October the Company leased additional storage space in Kenosha, Wisconsin to operate a 10 day storage and transfer facility.

Lamp recycling revenues were $259,134 and $822,041 for the three and nine month periods ended September 30, 1997 compared to $176,279 and $488,096 for the comparable periods in 1996. These increases are due primarily to the continued growth of ballast collection as a service to lamp recycling customers and the growth of lamp recycling sales. However, lamp recycling revenues for the third quarter of 1997 decreased $69,765 or 21% from the second quarter of 1997. The decrease is primarily due to a decrease in ballast collection revenue and a continued trend of decreased prices charged for lamp recycling due to competitive pressures, offset by revenues from BLR.

Cost of recycling revenues consists primarily of direct labor costs to process the waste and direct facility overhead costs. Gross profit as a percent of revenue was 19% and 51% for the three and nine month periods ended September 30, 1997 respectively compared to 63% and 54% for the comparable periods in 1996. The decrease in gross profit in the 1997 periods, particularly in the third quarter, is due to increases in costs incurred related to the expansion at the Union Grove Retorting Facility, coupled with lower than anticipated volumes.

Research and development expense was $45,242 and $101,886 for the three and nine month periods ended September 30, 1997 respectively compared to $47,571 and $340,660 for the comparable periods in 1996. The Company's development activities in 1997 consisted of the development of new lamp processing equipment. Research and development expense for the nine months ended September 30, 1996 included $200,000 allocated to purchased research and development related to a continuous flow oven at the Union Grove Retorting Facility that had no alternative use for the Company.

Selling expense was $254,414 or 50% of revenues and $608,508 or 33% of revenues for the three and nine month periods ended September 30, 1997 respectively compared to $106,775 or 32% of revenues and $276,942 or 33% of revenues for the comparable periods in 1996. This increase in expense in 1997 was related to the Company's continued development of its direct sales staff and related costs of deploying its marketing plan, including increased travel and telephone expense. In addition, approximately $50,000 in one time costs were incurred in the third quarter of 1997 on marketing materials.

General and administrative expense was $351,883 or 69% of revenues and $841,283 or 46% of revenues for the three and nine month periods ended September 30, 1997 compared to $249,141 or 74% of revenues and $646,200 or 77% of revenues for the comparable periods in 1996. The increase in expense in 1997 was principally due to personnel and related costs resulting from the Company's continued investment in organizational infrastructure.

Interest income was $21,198 and $56,268 for the three and nine month periods ended September 30, 1997 respectively compared to no interest income for the comparable periods in 1996. The increase was largely due to investment of proceeds from the Company's Initial Public Offering. Interest expense was $10,080 and $62,841 for the three and nine month periods ended September 30, 1997 compared to $53,789 and $134,400 for the comparable periods in 1996. The decrease was due primarily to the payoff and cancellation of the $1,660,000 revolving bank credit line from proceeds of the Initial Public Offering.

Income tax provision (benefit) for the three and nine month periods ended September 30, 1997 was $0 and ($43,000) compared to $0 for the comparable periods in 1996. The benefit recorded in 1997 represents deferred tax assets recorded on the conversion from S to C corporation tax status. The realization of these deferred tax assets is dependent upon generating sufficient taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income.

Resulting from the factors discussed above, the Company's net loss was $542,298 and $589,682 for the three and nine months ended September 30, 1997 compared to $244,397 and $945,284 for the comparable periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1,350,766 and working capital of $1,744,828 at September 30, 1997. Net cash used in operating activities was $610,043 for the nine months ended September 30, 1997, primarily resulting from the net loss of $589,682, an increase in other current assets of $136,354, and an increase in accounts receivable of $161,723, offset by depreciation and amortization of $252,466. The increase in other current assets was primarily due to prepaid insurance. The increase in accounts receivable is due primarily to increased sales.

Cash flows used in investing activities were $811,682 for the nine months ended September 30, 1997, consisting of payments for the purchase of furniture, fixtures and equipment of $446,687, an increase in cash reserved for closure related to the Union Grove Retorting Facility of $38,856, $75,000 for a settlement of a contingent liability related to the acquisition of U.S. Environmental, Incorporated, and $251,139 paid for the acquisition of certain assets and liabilities of BLR. The capital expenditures for the period relate primarily to the expansion of the Union Grove Retorting Facility. The Company is in the process of expanding the Union Grove Retorting Facility to increase the retorting capacity, to add lamp recycling capability and to add a temporary waste storage facility. The Company believes this expansion will be completed in 1997 or early 1998. After the expansion, the Company will continue to lease this facility and has signed a long-term lease with the landlord.

Cash provided by financing activities consisted primarily of net proceeds from the Initial Public Offering, offset by the payoff and termination of the Company's revolving credit line with Norwest Bank, N.A. of $1,660,000.

The Company has a $600,000 revolving credit promissory note with Brad J. Buscher, its Chairman of the Board and Chief Executive Officer of which $0 was outstanding on September 30, 1997. The note is secured by all assets of the Company and bears interest at prime plus 2%.

The Company's capital requirements will be significant for the remainder of 1997 and into 1998 to fund operations and planned capital expenditures related to expansion of the Union Grove Retorting Facility, to manufacture and lease lamp processing equipment, to develop consolidation and temporary hazardous waste storage facilities and to fund the proposed MERECO and other potential acquisitions. The Company anticipates that the net proceeds from the Initial Public Offering will be sufficient to fund its operations and planned expansion for at least 12 months, excluding any business acquisitions. The Company anticipates it will fund the proposed MERECO acquisition with debt financing. In addition to capital needed for acquisitions, if the Company's business grows more rapidly than anticipated or if anticipated revenue increases do not materialize, the Company may require additional capital. There can be no assurance that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to the Company.

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

FORWARD LOOKING STATEMENTS

Statements contained in this report regarding the Company's future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of the Company to implement its marketing strategies and secure new customers, secure storage facilities at the Union Grove Retorting Facility and other parts of the country, manage anticipated growth, successfully integrate business acquisitions and other Risk Factors included in the Registration Statement on Form SB-2, as amended, filed with the Securities and Exchange Commission (Form 333-17399.)

PART II   OTHER INFORMATION


Item 2.   Changes in Securities

Pursuant to Item 701 of Regulation S-B, following is a report of use of proceeds resulting from the Form SB-2 of Mercury Waste Solutions, Inc., effective date February 28, 1997, file no. 2-17399. Information is for the period since the last filing of Form SR on May 28, 1997 through September 30, 1997.


Net proceeds (formerly reported as $4,416,927; decrease in net proceeds is
     due to increase in other expenses of the offering of $6,989.)                          $4,409,938
                                                                                            ==========

Construction of plant, building and facilities (primarily the Union Grove Facility)         $   31,455

Purchase and installation of machinery and equipment (primarily the Union Grove Facility)      130,912

Development and manufacture of lamp processors                                                  37,397

Development of Waste Storage Facilities (Acquisition of BLR)                                   251,139

Working Capital                                                                                174,058
                                                                                            ----------
                  Total use of proceeds for the period                                      $  624,961
                                                                                            ==========

Cash Investments at September 30, 1997                                                      $1,350,766
                                                                                            ==========


Item 6.  Exhibits and Reports on Form 8-K

         (A)      Exhibits

                  11    -  Statement re: computation of per share earnings

                  10.20 - Lease dated July 15, 1997 by and between Durand Properties and Mercury Waste Solutions, Inc. for premises located at 21211 Durand Ave., Union Grove, Wisconsin 53182.

                  27    -  Financial Data Schedule

         (B) Reports on Form 8-K - no reports on Form 8-K were filed during the fiscal quarter ended September 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                       Mercury Waste Solutions, Inc.
                                       (registrant)



Dated: November 14, 1997.              /s/ Brad J. Buscher
                                       Brad J. Buscher
                                       Chairman of the Board and Chief Executive
                                       Officer




Dated: November 14, 1997.              /s/ Todd J. Anderson
                                       Todd J. Anderson
                                       Chief Financial Officer