Form 10KSB40
period 1997-12-31
MERCURY WASTE SOLUTIONS INC
filed 1998-03-31
CIK 1028262

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
         (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31,1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO _________.

                           COMMISSION FILE NO. 0-22533

                          MERCURY WASTE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                            41-1827776
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

            302 NORTH RIVERFRONT DRIVE, SUITE 100A, MANKATO, MN 56001
              (Address and zip code of principal executive offices)
                                 (507) 345-0522
                           (Issuer's telephone number)

Securities registered pursuant to Section 12 (b) of the Act: NONE
Securities registered pursuant to Section 12 (g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange of Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year:    $2,862,208

The aggregate market value of voting stock held by nonaffiliates of the registrant's common stock, as of March 2, 1998 was approximately $4,500,000. (based on the last sale price of such stock as reported by NASDAQ Stock Market).

The number of shares outstanding of the registrants common stock as of March 2, 1998 was 3,480,097.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III as set forth therein.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

            Mercury Waste Solutions, Inc. ("the Company") provides services to mercury waste generators to reduce the risk of liability associated with mercury waste disposal. The Company currently operates a mercury waste retorting facility in Union Grove, Wisconsin, a facility for recycling and storing fluorescent and other mercury-containing lamps in Roseville, Minnesota and mercury waste storage and collection facilities in Indianapolis, Indiana and Atlanta, Georgia.

            On January 4, 1996, the Company acquired substantially all of the assets of U.S. Environmental, Incorporated, a Minnesota-based mercury recycling company ("USE") founded in 1993 by Mark G. Edlund, the Company's President and Chief Operating Officer. USE co-developed the Model 2000 lamp recycler (the "Model 2000"), opened a mercury lamp recycling facility in Roseville, Minnesota (the "Roseville Recycling Facility") to showcase the Model 2000 and co-developed the mercury retorting equipment installed at a facility in Union Grove, Wisconsin, (the "Union Grove Retorting Facility"). Since the acquisition of USE, the Company improved the Model 2000 (hereinafter referred to as the "Model 2000B"), developed a new continuous flow oven and a stationary oven utilized at the Union Grove Retorting Facility and in September, 1996 acquired the interests of the co-developer of the equipment located at the Union Grove Retorting Facility.

            In September, 1997, the Company acquired certain assets and liabilities of Ballast & Lamp Recycling, Inc. ("BLR"). The primary business of BLR is the collection and storage of mercury-containing lamps and lamp ballasts for recycling. BLR has collection facilities in Indianapolis, Indiana and Atlanta, Georgia. The acquisition of BLR increased the Company's customer base, placed the Company in what the Company believes are two additional strategic and growing markets and leveraged the Company's processing capacity.

            The Company's mission is to provide mercury waste recycling solutions to mercury waste generators of all sizes including, but not limited to, public utilities, manufacturers that utilize mercury in their business (e.g., measurement, control and electrical equipment industries), building managers and hazardous waste managers. In addition to current federal and state regulations which provide strict guidelines regarding the disposal of all mercury-containing products, many county and local governments have begun to strictly regulate mercury wastes due to the growing recognition of the serious health risks of mercury. The Company believes that most businesses which generate mercury wastes have now recognized the large potential legal liability from the improper handling and disposal of mercury-containing wastes and are motivated to reduce potential hazardous waste liability. By offering disposal solutions for all types of mercury-containing products, from mercury lamp recycling to mercury waste retorting, the Company serves a broad scope of the mercury waste disposal market.

INDUSTRY

            MERCURY AND ITS HAZARDS. Mercury has long been recognized as a valuable metal because of its ability to expand and contract evenly through various temperature ranges and its ability to be combined with other metals. The Company believes that mercury is presently utilized principally in three applications in the United States:

     * ELECTRICAL AND ELECTRONIC APPLICATIONS, such as mercury batteries and fluorescent lamps, currently account for approximately 30% of the current usage of mercury.

     * MEASUREMENT AND CONTROL INSTRUMENTS, SUCH AS THERMOMETERS AND BAROMETERS AND DENTAL APPLICATIONS, account for approximately 40% of the current usage of mercury.

     * THE CHLORALKALI INDUSTRY utilizes mercury as the cathode in cells which produce chlorine and caustic soda through the electrolysis of brine. This industry accounts for approximately 30% of the current usage of mercury.

            There are approximately 600 million mercury-containing lamps sold annually in the United States. Today, approximately 12 percent of fluorescent lights being discarded each year are recycled. The remaining mercury-containing lamps are being disposed of in landfills with other nonhazardous waste or are incinerated. Once mercury is in the environment, it cannot be removed by combustion or biological process. Mercury may either seep into the soil and then possibly into the water supply or vaporize into the atmosphere and fall back to earth in the form of rain. If mercury enters a lake or river through rain or the water supply, a portion of the mercury is converted into methyl mercury by bacteria and other chemical processes. Methyl mercury then accumulates and concentrates as it moves up the food chain. Once in older and larger fish, mercury measurements can be 200,000 times higher than measurements in the same body of water. When humans and animals consume mercury contaminated fish, the methyl mercury is transferred to their tissues.

            In humans, mercury poisoning affects the brain, spinal cord, kidneys and liver. Mercury affects the ability to see, taste and move and leaves a tingling sensation in the fingers and toes. Long term exposure to mercury can result in personality changes, stupor or a coma. Exposure of pregnant women to mercury can affect development of the fetal brain and nervous system resulting in children with lower intelligence, impaired hearing and poor coordination.

            The United States government has taken steps to alleviate the risks from mercury poisoning including:

     *    Prohibitions on the sale of fish with certain levels of mercury.

     * Passage of the Clean Water Act requiring paper companies, smelters, sludge incinerators and chloralkali plants to limit the release of mercury into the water.

     *    Bans on uses of mercury connected with food production.

            The EPA enacted hazardous waste disposal regulations that require businesses of certain size to test fluorescent and HID lamps for mercury content prior to disposal. The regulations require that if the mercury content of lamps exceeds a certain level, then the lamps must be treated as hazardous waste. Some states, such as Florida, California, Wisconsin and Minnesota have enacted regulations more rigorous than the EPA's. Recent research by the federal and state regulatory agencies have established that almost without exception, fluorescent and HID lamps exceed the EPA toxicity threshold. Nevertheless, these regulations have not been stringently enforced by some state and local agencies charged with enforcement of such regulations.

            The Company believes that federal and state governments have been slower to react to the risks posed by fluorescent lamps and other mercury-containing lamps because any individual lamp contains a relatively small amount of mercury relative to other mercury wastes and governmental agencies have recognized the difficulty of gathering widely dispersed fragile products such as fluorescent lamps.

            On July 27, 1994, the EPA published a proposed rule addressing the management of spent mercury-containing lamps. In the proposal, the EPA presented two options for changing the regulations governing spent mercury-containing lamps: (1) Add mercury-containing lamps to the universal waste regulations; or
(2) conditionally exempt mercury-containing lamps from regulation as hazardous waste. The universal waste regulations allow a few high volume post consumer hazardous wastes, such as batteries, to be managed under streamlined collection and handling rules. According to a recent article in the February 6, 1998 volume of Inside E.P.A. Weekly Report, the EPA plans to add spent lamps to the list of universal wastes, thereby reducing the handling requirements for the lamps but not exempting them from the hazardous waste provisions of the Resource Conservation and Recovery Act of 1976, as amended.

            A final decision by the EPA regarding the management of spent fluorescent lamps is expected by mid-1998. If the EPA decides to place fluorescent lamps under the universal waste regulations, generators will continue to be required to handle lamps as a hazardous waste. Generators will be required to either send lamps to a hazardous waste landfill for disposal or send them for recycling. They will not be able to send lamps to municipal landfills for disposal under the universal waste regulations. However, if the EPA excludes lamps from hazardous waste regulations, generators will not have to handle lamps as a hazardous waste and will be able to send lamps to municipal landfills for disposal or send them for recycling. Excluding spent fluorescent lamps from hazardous waste regulations would have the effect of decreasing the number of lamps sent by generators for recycling, which in turn would negatively impact the Company's lamp recycling operations.

            In addition to the disposal of fluorescent and HID lamps, the disposal of other mercury-containing products/wastes is strictly regulated under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), which is discussed in more detail in the "Regulation" section. RCRA regulates the generation, treatment, storage, handling, transportation and disposal of hazardous wastes. Nearly all mercury-containing products/wastes are classified as hazardous because they are specifically listed as a hazardous waste or exhibit certain hazardous characteristics. State and local laws also regulate mercury-containing products/wastes in a similar manner, with some state and local laws being more strict then RCRA.

            The EPA's Office of Air Quality Planning and Standards and the Office of Research and Development released Congressionally mandated study on mercury on December 19, 1997. The report provides an assessment of the magnitude of U.S. mercury emissions by source, the health and environmental implications of those emissions, and the availability and cost of control technologies. While it is unclear what impact this study will have on future governmental legislation and regulation, the content of the report reaffirms the Company's belief that mercury is a danger to the environment if not recycled properly.

SERVICES AND PRODUCTS

            The Company is in the business of providing mercury waste recycling solutions to mercury waste generators of all sizes. The Company's recycling service operations consist of the following:

            MERCURY RETORTING. In 1997, approximately 50% of the Company's business consisted of fees paid for retorting mercury waste to environmentally safe levels. Retorting is the process by which mercury is separated from the contaminated waste through the process of distilling. The Company has developed proprietary processes which recover approximately 99.99% of available mercury from the processed waste. The processed waste contains less than one part per million of mercury which satisfies current federal and state environmental standards for mercury waste and requires no further treatment as hazardous waste. Mercury recovered in the retorting process is sold for a nominal price to a distiller.

            The Company's mercury retorting facility in Union Grove, Wisconsin utilizes a "continuous flow" concept developed by the Company which allows the facility to process more mercury waste in a shorter period of time than other conventional methods presently utilized. Other companies retort mercury primarily by placing 55 gallon drums filled with mercury-contaminated waste, each weighing up to 700 pounds, in a retorting oven for approximately 24 hours. Typical retorting ovens can only hold one or two drums and need increased capacity to process more drums. The Company believes that this technology causes other retorting companies to be relatively expensive and backlogged. With a relatively heavy and dense powder such as calcium phosphate generated from fluorescent lamps, the Company believes that retorting is more effective if the mercury-laced powder is spread out evenly during processing.

            The Company's continuous flow concept automatically feeds the powder (or other granular material such as soil and items such as batteries and switches up to 3 inches in diameter) through the oven. The electrically powered oven is heated to a temperature sufficient to release the mercury from its device and vaporize it. Negative air flow pulls the vapors through a series of condensers where mercury is returned to liquid form. The air flow proceeds through two carbon filters and a wet scrubber to remove any other potential impurities resulting from the heating process. While the typical stationary oven utilized by the Company's competitors may require approximately 24 hours to process mercury-laced calcium phosphate powder because of the significant amount of time required to sufficiently heat and cool large, dense drums of mercury-laced waste, the Company's continuous flow oven requires less than one hour to process the same amount of mercury-laced waste.

            In addition to its new continuous flow retorting technology, the Company utilizes a high capacity electrically powered stationary oven that can retort up to 30 drums simultaneously. While the Company's continuous flow oven works well with granular compounds such as powder and items less than 3 inches in diameter, the stationary oven is able to process certain larger mercury-containing items such as switches, batteries, thermostats, and filters. The Company is in the process of adding two more stationary ovens to this facility which will increase retorting capacity to approximately 15,000 tons annually.

            WASTE STORAGE FACILITIES. Because governmental regulations limit the amount of mercury waste that can be present at a retorting facility at any given time, many generators of mercury waste are required to store such waste in a temporary hazardous waste storage facility prior to shipment to a retorting facility or permanent hazardous waste disposal site.

            In 1997, the Company was unable to store mercury-containing waste at the Union Grove Retorting Facility for more than a 24 hour period due to governmental regulations which caused logistical problems for the Company regarding the scheduling and delivery of mercury waste. To address this limitation, the Company expanded the Union Grove Retorting Facility which includes an area to store approximately 181 drums of hazardous mercury waste. In May, 1997, the Company applied for a hazardous waste storage permit from the Wisconsin Department of Natural Resources (DNR). Currently the application is being reviewed by the DNR. In March, 1998, the DNR granted the Company a variance which will allow the Company to store up to 181 drums of hazardous waste. The variance will remain in effect until the DNR issues the final hazardous waste storage permit.

            In October, 1997 the Company also established a 10 day mercury waste transfer and storage facility in Kenosha, Wisconsin (approximately 15 miles from the Union Grove Retorting Facility) that has a storage capacity for approximately 250 drums of universal and hazardous waste. The acquisition of BLR also provided 10 day mercury waste transfer and universal waste collection facilities in Indianapolis, Indiana and Atlanta, Georgia.

            LAMP RECYCLING. The Company owns and operates the Roseville Recycling Facility located in Roseville, Minnesota, a St. Paul suburb, which utilizes a Model 2000B to recycle fluorescent lamps. Fluorescent lamps are primarily transported to the Roseville Recycling Facility by Company-owned trucks that pick up fluorescent lamps directly from the Company's customers in Minnesota, western Wisconsin, northern Iowa and the eastern sections of the Dakotas. With the BLR acquisition, lamps are transported weekly from the Indianapolis and Atlanta collection and storage facilities to the Roseville Recycling Facility.

            Fluorescent lamps are then processed by the Model 2000B. Fluorescent lamps are manually placed onto a conveyor belt which feeds the lamps into an enclosed machine. The Model 2000B operates under negative air flow to limit the escape of mercury vapors. The Model 2000B breaks the lamps and separates the debris into three principal components: the broken glass, the aluminum endcaps and the mercury-laced calcium phosphate powder. Before the glass or aluminum endcaps remaining after processing can leave the facility they must be independently tested for mercury content and pass state regulatory standards. The Company sends the mercury-laced calcium phosphate powder to the Union Grove Retorting Facility for retorting. Any mercury that evaporates during the Model 2000B's lamp processing is captured in hepa and carbon filters. These filters are also sent to the Union Grove Retorting Facility for retorting.

            In addition to the collection and recycling of fluorescent lamps, the Company handles related types of waste, consisting primarily of PCB and non-PCB ballasts. Ballasts are an integral component of the fluorescent light fixture. Ballasts manufactured before 1979 contain PCB's. The Company does not recycle ballasts, but brokers them to approved ballast recyclers.

            In conjunction with the Union Grove Retorting Facility expansion, the Company developed and installed a prototype Model 3000 lamp recycling machine, which is a second generation model of the 2000B. The machine was installed to increase lamp processing capacity due to growth in local markets and to minimize the transportation cost of transporting lamps from its Indianapolis and Atlanta facilities.

            EQUIPMENT SALES AND LEASING. The Company is currently not actively marketing the sale or lease of its lamp processing equipment. Development and sales activity in this area will depend on future market demand and opportunities which are largely driven by pending environmental regulation.


COMPETITION AND MARKET

            The mercury recycling industry is relatively new and evolving. The demand for mercury recycling services is highly dependent upon governmental regulations, the federal and state enforcement of regulations and the perception by mercury waste generators of the need for the Company's services.

            MERCURY RETORTING. The Union Grove Retorting Facility competes with several well established mercury retorters. Currently, the nation's leading mercury retorter is Bethlehem Apparatus, a Pennsylvania-based company that has been operating since 1955. Other established retorting competitors include Mercury Refining Company, Inc., a New York-based company that also has been operating since 1955, Advanced Environmental Recycling Corporation, located in Pennsylvania and Recyclights, a Minneapolis-based firm with retorting operations in Minnesota.

            In a July 1994 article published by the U.S. Environmental Protection Agency (the "EPA") titled GENERATION AND TREATMENT OF MERCURY-BEARING WASTE, the EPA identified the total potential demand for off-site retorting at 130,000 tons per year. Of this amount, the Company believes that 30,000-40,000 tons are suitable for its proprietary processing technology. In the same article, which was published prior to the development of the Union Grove Retorting Facility, the EPA estimated the retort industry capacity at 3,000 tons in 1994, the most recent year for which data is available. The Company's current retorting capacity is approximately 15,000 tons per year.

            Because the amount of mercury waste shipped each year has historically exceeded the retorting capacity, retorting prices were high relative to landfill and incineration alternatives. However, now with its increased retorting capacity, the Company believes it can offer mercury waste generators a competitive pricing alternative when compared to landfilling or incineration and a reduction in potential environmental liability.

            LAMP RECYCLING. Approximately 600 million mercury-containing lamps are sold annually in the United States. Industry experts estimate that approximately 12% of these lamps are recycled. There are several mercury lamp recyclers across the country, none of which has yet established a national presence. These include Advanced Environmental Recycling Corporation/Mercury Technologies International which has facilities in California, Pennsylvania, New Jersey and Florida; Lighting Resources, with operations in Arizona, California and Indiana, and Recyclights, with operations in Minnesota, Florida and Ohio.

MARKETING AND SALES

            MARKETING. Retort customers include public utilities, electrical contractors, hazardous waste managers, mercury lamp recyclers similar to the Roseville Recycling Facility, hazardous waste management facilities (including both final disposal and transfer and storage facilities), electrical manufacturers of lights, batteries and switches, amalgam manufacturers and chemical manufacturers. Potential lamp recycling customers include those listed above and any entity that has a high quantity of fluorescent lamps, such as property management companies, large distributors, hotel chains, hospitals etc. The Company informs potential customers that the Company's mercury recycling services are designed to significantly eliminate potential environmental financial liability associated with disposal of mercury-bearing materials. The Company competes in each of its markets with respect to price, service, product quality and the timeliness of its mercury retorting and lamp recycling capabilities.

            The Company also initiates mercury waste collection programs with hospitals, electrical contractors and dentists, in which the Company provides self-contained disposal mailers for on-site collection and shipping to the Company's mercury recycling facilities.

            SALES STRATEGIES. The Company promotes its services and products through a national direct sales force. The sales force consists of separate specialized technical sales managers in the areas of mercury retorting services and lamp recycling services. A customer who recycles lamps may become a customer for mercury retorting of other wastes. Due to the ongoing generation of waste material by Company customers, the sales and marketing efforts benefit substantially from the ability to utilize a building block approach

            ADVERTISING AND PROMOTION. The Company's direct sales activities are supported by targeted direct mail activities to waste generators, waste brokers, waste transporters, permitted waste storage facilities, lighting contractors, lamp distribution organizations and various other related business entities. Due to the identifiable nature of target customers, expensive mass media advertising is not necessary. The Company also displays its products and services at various regional and national trade shows on a regular basis.

RESEARCH AND DEVELOPMENT

            Research and development expense was $137,137 and $359,915 for the years ended December 31, 1997 and 1996, respectively. The 1996 expense included $200,000 of purchased research and development expense related to the acquisition of certain assets of USE. In order to stay technologically competitive, the Company has continued the development of leading edge mercury processing technology which includes the development of the next generation of lamp recycling equipment.

REGULATION

            INTRODUCTION. The Company is currently subject to extensive and evolving federal, state and local environmental laws and regulations that have been enacted in response to technological advances and increased concern over environmental issues. These regulations not only strictly regulate the conduct of the Company's operations but are also related directly to the demand for many of the services offered by the Company.

            The regulations affecting the Company are administered by the EPA and various other federal, state and local environmental, zoning, health and safety agencies. The Company believes that its facilities are currently in compliance with all applicable federal, state and local laws, permits, orders and regulations. The Company believes there will continue to be increased regulation, legislation and regulatory enforcement actions related to the hazardous waste and recycling industry. As a result, the Company attempts to anticipate future regulatory requirements and to plan accordingly to remain in compliance with the regulatory framework.

            In order to develop and operate a fluorescent lamp processing facility, a mercury recycling facility or other hazardous waste related facilities, the Company must typically go through several governmental review processes in order to obtain one or more permits/licenses, zoning or other land use approvals. Obtaining these permits/licenses and zoning or land use approvals is difficult, time consuming and expensive and is often opposed by various local elected officials and citizens' groups. Once obtained, operating permits generally must be periodically renewed and are subject to fees, modification and revocation by the issuing agency.

            In order to transport hazardous wastes, it is necessary for the Company to possess one or more permits/licenses from state or local authorities. These permits must be periodically renewed and are subject to fees, modification and revocation by the issuing agency. The Company, as a nationwide transporter of hazardous waste, is subject to strict hazardous waste transportation guidelines under federal and state Department of Transportation (DOT) regulations. The Company is governed by both the Hazardous Materials and Federal Motor Carrier Safety Regulations contained in Title 49 of the Code of Federal Regulations. An accident during the transportation of hazardous waste or the failure to comply with any DOT regulation could expose the Company to liability. An unsatisfactory transportation rating from the DOT could severely limit the Company's ability to transport hazardous waste.

            The principal federal, state and local statutes and regulations applicable to the Company's various operations are reviewed in part as follows:

            THE RESOURCE CONSERVATION AND RECOVERY ACT (RCRA) OF 1976, AS AMENDED. RCRA regulates the generation, treatment, storage, handling, transportation and disposal of hazardous waste. All Company facilities are governed by RCRA regulations. RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous if they
(i) either (a) are specifically included on a list of hazardous wastes or (b) exhibit certain hazardous characteristics and (ii) are not specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous.

            The EPA regulations issued under Subtitle C of RCRA impose a comprehensive "cradle to grave" system for tracking the generation, transportation, treatment, storage and disposal of hazardous wastes. The Subtitle C regulations provide standards for generators, transporters and disposers of hazardous wastes, and for the issuance of permits for sites where such material is treated, stored or disposed. Subtitle C imposes detailed operating, inspection, training and emergency preparedness and response standards, as well as requirements for manifesting, record keeping and reporting, facility closure and financial responsibilities. These regulations require the Company to demonstrate financial assurance for sudden and non sudden pollution occurrences and for future facility closure costs. The Company believes that its hazardous waste transportation activities and its facilities comply in all material respects with the applicable requirements of Subtitle C of RCRA.

            THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT (CERCLA) OF 1980, AS AMENDED. CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities from which there has been, or is threatened, a release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. The costs of a CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" as defined by RCRA, but can also be founded upon the existence of even very small amounts of the more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. If the Company were to be found to be a responsible party for a CERCLA cleanup, the enforcing authority could hold the Company, or any other generator, transporter or owner or operator of the facility, completely responsible for all investigative and remedial costs even if others may also be liable. CERCLA also authorizes the imposition of a lien in favor of the United States upon the real property subject to, or affected by, a remedial action for all costs for which a party is liable. CERCLA provides a responsible party with the right to bring legal action against other responsible parties for their allocable share of investigative and remedial costs. The Company's ability to get others to reimburse it for their allocable share of such costs would be limited by the Company's ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties. CERCLA requires the EPA to establish a national priorities list of sites at which hazardous substances have been or are threatened to be released into the environment. Because the Company participates in the hazardous waste industry, it bears an enhanced risk of being deemed a responsible party for hazardous waste cleanup.

            THE CLEAN AIR ACT OF 1976, AS AMENDED. The Clean Air Act provides for regulation, through state implementation of federal requirements, of the emission of air pollutants from any operating facility. The Clean Air Act Amendments of 1990 broadened the scope of the law to control air pollution from additional and often smaller industries. Federal and state air quality regulations may apply to any facility emitting something into the air. The amount of air pollution released generally determines whether compliance is necessary with air quality regulations. Any of the Company's facilities that have air emissions are in some way governed by federal and state air emission regulations, compliance agreements or permits and licenses. Some of the Company's facilities have air emissions that are governed by federal and state air emission regulations, compliance agreements or permits and licenses. Failure to comply with air emission standards at any of the Company's facilities could have a severe impact on the Company ability to operate that facility. Failure to correct the air emission problems could lead to curtailed operations, fines and penalties or even closure of the Company facility.

            THE OCCUPATIONAL SAFETY AND HEALTH ACT OF 1970. The Occupational Safety and Health Act of 1970, as amended, authorizes the Occupational Safety and Health Administration (OSHA) to promulgate occupational safety and health standards. Several of these standards apply to many of the operations at all Company facility locations. OSHA regulations set standards for employee protection, including medical surveillance, the use of respirators, protective clothing, hearing protection and personal protective equipment. OSHA specifies a maximum permissible exposure level for hazardous materials, including mercury. Company employees are required to receive hazardous waste training which includes training to respond to an accidental spill or release of a hazardous material during processing, recycling or transportation activities. Failure to comply with OSHA standards could lead to fines or penalties. The inability to immediately correct a serious problem could lead to curtailed operations or even closure until the problem is corrected.

            EMERGENCY PLANNING AND COMMUNITY RIGHT-TO-KNOW ACT OF 1986 (SARA TITLE III). This free-standing law is designed to address concerns about the effect of chemical releases on communities. Section 312 contains community right-to-know provisions that grant local emergency response personnel and the general public access to information on chemicals present in local facilities. Local participation varies, however, any of the Company's facilities may be subject to this law and may also be subject to penalties for noncompliance.

            TOXIC SUBSTANCES CONTROL ACT (TSCA) OF 1976. The act established a system for identifying and evaluating environmental and health effects of existing chemicals and any new substances entering the U.S. market. TSCA provides for regulation of chemical substances and mixtures which present an unreasonable risk of injury or health to the environment. As part of its business, the Company may handle and/or transport substances (Polychlorinated Biphenyls -- PCBs) subject to TSCA regulations. All of the Company's facilities are currently subject to these regulations since it transports, consolidates, stores and ships PCBs for recycling. Failure to comply with any of the handling, storage, record keeping or transportation requirements could lead to fines or penalties for the Company.

            STATE AND LOCAL REGULATIONS. Each state in which the Company currently operates, or may operate within in the future, has laws and regulations governing the generation, storage, treatment, recycling, handling, transportation and disposal of solid and hazardous waste. States also regulate water and air pollution and, in most cases, the siting, design, operation, maintenance and closure of hazardous waste management facilities for any of the activities previously stated. These regulations are in addition to the federal regulations and state regulations may be even more restrictive than the federal regulations. Failure to comply with any of the regulations could subject the Company to curtailed operations, fines and penalties or even closure of Company facilities.

            Within Minnesota, the primary responsibility for environmental programs is shared by the Minnesota Pollution Control Agency (MPCA) and the Minnesota Attorney General's Office. The MPCA is responsible for developing environmental regulations, issuing permits, investigating violations of environmental requirements and initiating administrative enforcement actions. The Company's Roseville Lamp Recycling Facility is subject to all of Minnesota's hazardous waste regulations and rules. The Company has entered into a Facility Compliance Agreement with the MPCA because there is currently no legislation which grants the MPCA the authority to license/permit this type of facility. The Facility Compliance Agreement sets standards under which the facility must operate. The Attorney General is responsible for investigating criminal violations of environmental laws, representing the MPCA in administrative hearings and initiating civil judicial enforcement actions.

            In Wisconsin, the primary responsibility for environmental programs rests with the Wisconsin Department of Natural Resources ("DNR"). The DNR is responsible for developing environmental regulations, issuing permits, investigating violations of environmental requirements and initiating administrative actions. DNR environmental regulations are contained within the Wisconsin Administrative Code. The Union Grove Retorting Facility is subject to all of the DNR's environmental regulations. The Company's Indiana facility is regulated by the Indiana Department of Environmental Management and the Georgia facility is subject to regulations administered by the Georgian Department of Natural Resources.

            In addition to state regulations, counties and municipalities may issue operating licenses or permits to operate Company facilities. Failure to comply with these requirements may also result in curtailed Company operations, fines and penalties or even closure of Company facilities. The Company's Roseville Lamp Recycling Facility is located in Ramsey County and some programs at the facility are regulated by the county. The Special Hazardous Waste Program is licensed and regulated by Ramsey County which has been granted authority by the MPCA to regulate such program.

            Many counties and municipalities also have ordinances, local laws and environmental regulations affecting the Company's operations. These include zoning and health measures that limit any type of hazardous waste management facility to specified sites or activities. There has been an increasing trend at the state and local level to mandate and encourage waste reduction at the source and to provide waste recycling and limit or prohibit the disposal of certain types of solid wastes in landfills.

            Many states including Wisconsin and Minnesota, have programs that require investigation and cleanup of sites containing hazardous materials in a manner comparable to CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites and some provide for the imposition of liens on property owned by responsible parties.

            The primary cost of complying with the above laws and regulations is the establishment of assurance funds which are available to cover processing and closure costs related to the Company's facilities. At December 31, 1997, the Company has approximately $130,000 deposited in closure trust funds. In addition, the Company has ongoing regulatory permit related costs that totaled approximately $5,000 in 1997.

INTELLECTUAL PROPERTY

            The Company has no patents on its lamp recycling equipment or on its retorting technology. There is significant risk that third parties will independently develop similar technology. Although the Company has applied to the United States Patent and Trademark Office for protection of certain aspects of its technology relating to its lamp recycling and retorting equipment, no assurance can be given that patent protection will be obtained. There is also no assurance that any of the Company's intellectual property rights will be enforceable, even if patented or registered, against any prior users of similar intellectual property or that the Company will be successful in defending itself against a third party claiming that the Company's technologies violates an existing patent. Any such claim, with or without merit, could also be time consuming and costly to defend.

EMPLOYEES

            As of March 2, 1998 the Company employed 36 persons, of which 34 are full-time. No employee is covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute.


ITEM 2. PROPERTIES

            The Company's corporate headquarters are located in Mankato, Minnesota. The Company leases approximately 1,600 square feet of office space pursuant to a lease expiring in January, 2001. The Company leases its 6,500 square foot Roseville Recycling Facility pursuant to a lease expiring in March, 1999. The Company leases its 25,000 square foot Union Grove Retorting pursuant to a lease expiring in May, 2007, with four renewal options for five years each. The Company leases its 5,000 square foot Kenosha storage facility pursuant to a lease expiring in January, 1999. The 3,000 square foot Indianapolis storage facility is rented on a month to month basis. The Company leases its 4,300 square foot Atlanta storage facility pursuant to a lease expiring in October, 1998.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company's Common Stock has been traded on the NASDAQ Small Cap Market since March 5, 1997, the closing date of its initial public offering. The following table sets forth the range of high and low closing sales prices for the Company's Common Stock by NASDAQ for the periods indicated below:


                                                        Fiscal 1997
                                                        -----------
                                                    High           Low
                                                    ----           ---
            First Quarter (period from March
              5, 1997 to March 31,1997)            $5.125          $4.75
            Second Quarter                         $5.25           $4.375
            Third Quarter                          $5.125          $4.625
            Fourth Quarter                         $5.125          $2.094

            As of March 2, 1998, there were approximately 325 record holders of the Company's Common Stock. The Company has not paid dividends on its Common Stock, and the Board of Directors presently intends to retain all earnings, if any, for use in the Company's business for the foreseeable future.

Changes in Securities :

            Pursuant to Item 701 of Regulation S-B, the following is a report of use of proceeds resulting from the Form SB-2 of Mercury Waste Solutions, Inc., effective date February 28, 1997, file no. 333-17399. Information is for the period from October 1, 1997 through December 31, 1997.

Construction of plant, building and facilities
  (primarily the Union Retorting Grove Facility)                     $ 70,634
Purchase and installation of machinery and equipment
  (primarily the Union Grove Retorting Facility)                      167,566
Development of Waste  Storage Facilities                               35,338
Working Capital                                                       297,283
                                                                     --------
            Total use of proceeds for the period                     $570,821
                                                                     ========


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion should be read in connection with the Company's consolidated financial statements and related notes thereto included within this document.

OVERVIEW

            The Company provides services to mercury waste generators to reduce the risk of liability associated with mercury waste disposal. The Company currently operates a mercury waste retorting facility in Union Grove,

Wisconsin, a facility for recycling and storing fluorescent and other mercury-containing lamps in Roseville, Minnesota and mercury waste storage and collection facilities in Indianapolis, Indiana and Atlanta, Georgia.

            In September, 1997, the Company acquired certain assets and liabilities of Ballast & Lamp Recycling, Inc. ("BLR"). The primary business of BLR is the collection and storage of mercury-containing lamps and lamp ballasts for recycling. BLR has collection facilities in Indianapolis, Indiana and Atlanta, Georgia. The Company believes that the acquisition of BLR increased the Company's customer base, placed the Company in two additional strategic and growing markets and leveraged the Company's processing capacity. Annual 1996 revenues for BLR were approximately $1 million.

            In 1997, the Company's revenues consisted primarily of recycling revenues generated from its Roseville and Union Grove facilities. The Company's activities also included: (i) the raising of approximately $4,400,000 in capital through an Initial Public Offering of the Company's common stock, (ii) research and development of hazardous waste storage facility alternatives, (iii) expansion of the Union Grove Retorting Facility (iv) pursuit of acquisition opportunities and (v) continued activities related to the organizational development of the Company.

            In March, 1998 the Company signed a definitive purchase agreement to acquire certain assets and liabilities of Mercury Refining Company, Inc., ("MERECO") for approximately $1,250,000. The acquisition is subject to the completion of due diligence, financing, regulatory approvals and other closing considerations. The acquisition is expected to be completed in April of 1998. The primary business of MERECO, located in Albany, New York, is the collection and storage of hazardous mercury-containing waste for retorting, refining and recycling.

RESULTS OF OPERATIONS

         Total revenues were $2,862,208 for the year ended December 31, 1997 compared to $1,334,709 for the year ended December 31, 1996, an increase of $1,527,499 or 114%

            Mercury retorting revenues, which exclude any recovery for the Company's 1997 business interruption insurance claim discussed below, were $1,428,960 for the year ended December 31, 1997 compared to $637,924 for the year ended December 31, 1996, an increase of $791,036 or 124% The increase is primarily due to volume increases as a result of the Union Grove Retorting Facility becoming fully operational in September 1996. Since that time, the Company has continued to add customers by targeting national waste management companies and Fortune 500 companies. However, the increase in revenues was less than management expected due to a number of factors including (i) longer than anticipated lead time in obtaining permitted storage capacity, (ii) significant impact of a business interruption and (iii) delays in the expansion of the Union Grove Retorting Facility due to the first two factors.

            The Company is dependent on storage to ensure uninterruptible processing capability. In 1996 and 1997, the Company was unable to store mercury-containing waste at the Union Grove Retorting Facility for more than a 24 hour period due to governmental regulations which caused logistical problems for the Company regarding the scheduling and delivery of mercury waste. To address this limitation, the Company raised the necessary capital through its initial public offering in March, 1997 to expand the Union Grove Retorting Facility and obtain permitted storage capacity. In May, 1997, the Company applied for a hazardous waste storage permit from the Wisconsin Department of Natural Resources (DNR). The Company anticipated that the permitting process would be completed in 1997, however, currently, the application is still being reviewed by the DNR. In March, 1998, the DNR granted the Company a variance which will allow the Company to store up to 181 drums of hazardous waste. The variance will remain in effect until the DNR issues the final hazardous waste storage permit. This longer than anticipated permitting process as well as the business interruption discussed below delayed the completion of the Union Grove Retorting Facility expansion. These factors constrained the Company's potential revenue growth in 1997. In October, 1997 the Company also established a 10 day mercury waste transfer and storage facility in Kenosha, Wisconsin (approximately 15 miles from the Union Grove Retorting Facility) that has a storage capacity for approximately 250 drums of hazardous and universal waste.

            In September, 1997 the Company had an electrical power problem that caused a short and took both of its ovens out of production at its Union Grove facility causing a seven week production interruption. The Company has property and business interruption insurance and filed its claim in March, 1998. The claim, which is in excess of $650,000, seeks recovery of expenses incurred to repair the equipment damage as well as the lost revenue during the seven week interruption period. While the Company believes it has a reasonable basis for making its claim, the amount recovered on the claim will ultimately be determined by settlement with the insurance company. The Company will record a recovery on the claim upon reimbursement by the insurance company.

            Lamp Recycling revenues were $1,433,248 for the year ended December 31, 1997 compared to $696,785 for the year ended December 31, 1996, an increase of $736,463 or 106%. These increases are due primarily to the acquisition of BLR in September, 1997, an overall increase in lamp recycling sales and the continued growth of ballast collection as a service to lamp recycling customers. Revenues generated from the BLR acquisition totaled approximately $400,000 in 1997.

            For the year ended December 31, 1997, the Company had one customer that accounted for 11% of revenues. The Company believes it has not been and will not be economically dependent on this customer.

            Cost of recycling revenues consists primarily of direct labor costs to process the waste, transportation costs and direct facility overhead costs. Gross profit as a percent of revenue was 45% and 59% for the years ended December 31, 1997 and 1996, respectively. The decrease in gross profit percentage in the 1997 is due to (i) the business interruption that occurred,
(ii) lower than anticipated volumes at the Union Grove Retorting Facility, (iii) increases in costs incurred related to the expansion at the Union Grove Retorting Facility, (iv) competitive pressures causing downward pricing, and (v) the increase in ballast collection revenues which is a lower margin item. Because the cost structure of the Union Grove Retorting Facility is primarily fixed, the Company did not realize a significant decrease in costs during the seven week interruption period when no revenue was generated.

            Research and development expense was $137,137 for the year ended December 31, 1997 compared to $359,915 for the year ended December 31, 1996, a decrease of $222,778 or 62%. The Company's development activities in 1997 consisted of the development of new lamp processing equipment. Research and development expense in 1996 included $200,000 allocated to purchased research and development related to a continuous flow oven at the Union Grove Retorting Facility that had no alternative use for the Company.

            Sales and marketing expense was $940,300 for the year ended December 31, 1997 compared to $332,622 for the year ended December 31, 1996, an increase of $607,678 or 183% . This increase in expense in 1997 was related to the Company's continued development of its direct sales staff, the acquired sales staff of BLR, costs of deploying its marketing plan, including increased travel and telephone expense and a significant investment in marketing and promotional materials.

            General and administrative expense was $1,373,598 for the year ended December 31, 1997 compared to $886,869 for the year ended December 31, 1996, an increase of $486,729 or 55%. The increase in expense in 1997 was principally due to personnel and related costs resulting from the Company's continued investment in infrastructure to support the Company's growth and expenses related to the business interruption.

            Interest income was $69,899 for the year ended December 31, 1997 compared to no interest income for 1996. The increase was due to investment of proceeds from the Company's Initial Public Offering. Interest expense was $72,001 for the year ended December 31, 1997 compared to $188,068 for the year ended December 31, 1996, a decrease of $116,067 or 62%. The decrease was due primarily to the payoff and cancellation of the $1,660,000 revolving bank credit line with proceeds from the Initial Public Offering.

            There was no income tax benefit recorded in 1997 or in 1996. At December 31, 1997, the Company has recorded a valuation allowance of approximately $523,000 on its net deferred tax assets due to the uncertainty of their realization. The realization of these deferred tax assets is dependent upon generating sufficient taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income. At December 31, 1997, the Company had net operating loss carryforwards, generated since the Company became a C Corporation, of approximately $1,050,000 that expire in 2012.

            Resulting from the factors discussed above, the Company's net loss was $1,173,089 or $0.34 per share for the year ended December 31, 1997 and $985,446 or $0.40 per share for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

            The Company had cash and cash equivalents of $779,945 and working capital of $935,414 at December 31, 1997. Net cash used in operating activities was $878,474 for the year ended December 31, 1997, primarily resulting from the net loss of $1,173,089, an increase in other current assets of $147,242, and an increase in accounts receivable of $363,536, offset by depreciation and amortization of $371,251 and an increase in accounts payable of $243,644. The increases in the Company's current assets and liabilities are due to the continued sales growth which has and will require working capital to fund this growth.

            Cash flows used in investing activities were $1,088,796 for the year ended December 31, 1997, consisting of payments for capital expenditures of $688,463, an increase in cash reserved for closure related to the Union Grove Retorting Facility and Atlanta facility of $56,856, $75,000 for a settlement of a contingent liability related to the acquisition of USE, and $268,477 paid for the acquisition of certain assets and liabilities of BLR. The capital expenditures for the period relate primarily to the expansion of the Union Grove Retorting Facility. The Company is in the process of expanding the Union Grove Retorting Facility to increase the retorting capacity, to add lamp recycling capability and to add hazardous waste storage capability. The expansion will be substantially completed in the first quarter of 1998. Capital expenditures related to this expansion in 1998 will total approximately $300,000. After the expansion, the Company will continue to lease this facility under a long-term lease.

            Cash provided by financing activities consisted primarily of net proceeds from the Initial Public Offering, offset by the payoff and termination of the Company's revolving credit line with Norwest Bank, N.A. of $1,660,000.

            As part of the transaction with USE, the Company agreed to make payments to USE for each Model 2000 (or 2000B) sold by the Company, with total payments not to exceed $460,000. There were no payments made in 1996. In March, 1997, the Company, to avoid reconveyance of certain distribution rights related to the Model 2000, settled this obligation for $250,000 by paying $75,000 in cash and the balance of $175,000 in a note. This amount, together with the amounts already owing the related party are payable pursuant to notes bearing interest at 10% and payable in installments totaling $11,550 a month through December, 2000.

            The Company has a $600,000 revolving credit promissory note with Brad J. Buscher, its Chairman of the Board and Chief Executive Officer of which $0 was outstanding on December 31, 1997. The note is secured by all assets of the Company and bears interest at prime plus 2%.

            The Company's capital requirements will be significant for 1998 to fund operations, planned capital expenditures related to expansion of the Union Grove Retorting Facility, to develop consolidation and temporary hazardous waste storage facilities and to fund potential acquisitions, including the MERECO acquisition. The Company anticipates that the net proceeds from the Initial Public Offering and availability under its revolving promissory note will be sufficient to fund its operations and planned expansion for at least 12 months, excluding any business acquisitions. The Company anticipates it will fund the MERECO acquisition, if completed, with related party debt financing. In addition to capital needed for acquisitions, if the Company's business grows more rapidly than anticipated or if anticipated revenue increases do not materialize, the Company may require additional capital. There can be no assurance that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to the Company.

FORWARD LOOKING STATEMENTS

            Statements contained in this report regarding the Company's future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the actual amount of the insurance claim settlement received by the Company and the ability of the Company to implement its marketing strategies and secure new customers, secure storage facilities at the Union Grove Retorting Facility and other parts of the country, manage anticipated growth, successfully integrate business acquisitions, complete the MERECO acquisition and other Risk Factors included in the Registration Statement on Form SB-2, as amended, filed with the Securities and Exchange Commission (File No. 333-17399.)

ITEM 7.  FINANCIAL STATEMENTS

            The consolidated financial statements of the Company are included in a separate financial section at the end of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

            The information required by this item concerning the Company's directors and executive officers is incorporated by reference from the Company's Proxy Statement to be filed no later than 120 days following the close of the fiscal year ended December 31, 1997.

ITEM 10.  EXECUTIVE COMPENSATION

            The information required by this item is hereby incorporated by reference from the Company's Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this item is hereby incorporated by reference from the Company's Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this item is hereby incorporated by reference from the Company's Proxy Statement.

PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)         Financial Statements

            The financial statements filed as part of this Annual Report on Form 10-KSB are described in the Index to Consolidated Financial Statements on page F-1.

(b)         Reports on Form 8-K

            No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)         Exhibits

      EXHIBIT NO.                       DESCRIPTION
      -----------                       -----------

         2 Asset Purchase Agreement by and between Mercury Waste Solutions, Inc. and U.S. Environmental, Incorporated dated January 4, 1996. (1)

         3.1      Articles of Incorporation (1)

         3.2      By-laws (1)

         10.1 Commercial Lease dated February 25, 1993 for premises located at 2007 West County Road C-2.

         10.2 Security Agreement by and between the Company and Bradley J. Buscher dated January 4, 1996. (1)

         10.3 Employment Agreement by and between Mercury Waste Solutions, Inc. and Mark Edlund dated as of January 4, 1996. (1)

         10.4 Amended and Restated Distribution Rights Bill of Sale Agreement by and between the Company and USE dated November 30, 1996. (1)

         10.5 Management Consulting Agreement by and between Bankers American Capital Corporation dated as of January 4, 1996. (1)

         10.6 Bill of Sale Agreement dated September 12, 1996 between Resource Technology, Inc. Mercury Waste Solutions, Inc. and certain other parties. (1)

         10.7 Amended and Restated Model 2000 Agreement dated September 12, 1996 between Resource Technology, Inc. and Mercury Waste Solutions, Inc. (1)

         10.8 Mercury Waste Solutions, Inc. Stock Option Plan dated September 17, 1996. (1)

         10.9 Employment Agreement by and between Mercury Waste Solutions, Inc. and Bradley J. Buscher dated as of January 22, 1997. (1)

         10.10 Employment Agreement by and between Mercury Waste Solutions, Inc. and Donald J. Wodek dated as of January 22, 1997. (1)

         10.11 Revolving Credit Promissory Note by and between Mercury Waste Solutions, Inc. and Bradley J. Buscher dated as of January 22, 1997. (1)

         10.12 Non Statutory Stock Option Agreement by and between Mercury Waste Solutions, Inc. and Donald J. Wodek dated as of January 22, 1997. (1)

         10.13 Subordination Agreement by and between Bradley J. Buscher and Capital Partners, Ltd. dated January 22, 1997. (1)

         10.14 Lease dated July 15, 1997 by and between Durand Properties and Mercury Waste Solutions, Inc. for premises located at 21211 Durand Ave., Union Grove, Wisconsin 53182. (2)

         10.15 Employment Agreement by and between Mercury Waste Solutions, Inc. and Todd J. Anderson dated as of September 6, 1997.

         10.16 Incentive Stock Option Agreement by and between Mercury Waste Solutions, Inc. and Todd J. Anderson dated as of November 11, 1997.

         11       Computation of Loss Per Common and Common Equivalent Share.

         23.1     Consent of McGladrey & Pullen, LLP.

         27       Financial Data Schedule.

----------------------

         (1) Filed as an exhibit to Registration Statement on Form SB-2, as amended (SEC file no. 333-17399) filed on February 25, 1997 and incorporated herein by reference.

         (2) Filed as an exhibit to Form 10-QSB for the third quarter of fiscal 1997, filed on November 14, 1997, and incorporated herein by reference.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      MERCURY WASTE SOLUTIONS, INC.

                                      by:    /s/  BRAD J. BUSCHER
                                             Brad J. Buscher
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 1998.


NAME                                TITLE
----                                -----


   /s/ BRAD J. BUSCHER              Chairman of the Board of Directors
Brad J. Buscher                     and Chief Executive Officer


    /s/ TODD J. ANDERSON            Chief Financial Officer
Todd J. Anderson


   /s/ MARK G. EDLUND               President, Secretary, Treasurer and Director
Mark G. Edlund


    /s/ ALAN R. GEIWITZ             Director
Alan R. Geiwitz


   /s/ JOEL H. GOTTESMAN            Director
Joel H. Gottesman


   /s/ ROBERT L. ETTER              Director
Robert L. Etter


   /s/ FRANK L. FARRAR              Director
Frank L. Farrar

                                    CONTENTS

-------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                               F-2
-------------------------------------------------------------------------------

FINANCIAL STATEMENTS

    Consolidated balance sheets                                      F-3 - F-4

    Consolidated statements of operations                                  F-5

    Consolidated statements of shareholders' equity                        F-6

    Consolidated statements of cash flows                            F-7 - F-8

    Notes to consolidated financial statements                      F-9 - F-19

-------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Mercury Waste Solutions, Inc. and Subsidiary
Mankato, Minnesota

We have audited the accompanying consolidated balance sheets of Mercury Waste Solutions, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Waste Solutions, Inc. and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis, Minnesota
February 13, 1998, except for Note 9,
    as to which the date is March 12, 1998

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996


ASSETS (NOTES 2 AND 3)                                                       1997            1996
---------------------------------------------------------------------------------------------------
Current Assets
      Cash and cash equivalents                                          $  779,945      $     --
      Accounts receivable, less allowance for doubtful accounts of
           $40,000 in 1997 and $10,000 in 1996 (Note 8)                     867,936         381,064
      Other current assets                                                  195,749          34,119
                                                                         --------------------------
                         TOTAL CURRENT ASSETS                             1,843,630         415,183
                                                                         --------------------------

Property and Equipment, at cost
      Leasehold improvements                                                198,462          95,860
      Furniture, fixtures, and equipment                                    279,039         150,430
      Plant equipment                                                       958,683         663,792
      Construction in progress                                              182,623            --
                                                                         --------------------------
                                                                          1,618,807         910,082

      Less accumulated depreciation                                         303,625         103,032
                                                                         --------------------------
                                                                          1,315,182         807,050
                                                                         --------------------------

Other Assets
      Deferred offering costs                                                  --           118,908
      Cash restricted for closure (Note 5)                                  130,988          74,132
      Acquired equipment and facility rights, net of accumulated
           amortization of $98,749 in 1997 and $40,000 in 1996              551,251         360,000
      Goodwill, net of accumulated amortization of $175,848 in 1997
           and $87,924 in 1996                                              703,388         791,312
      Other intangibles, primarily acquired customer lists, net of
           accumulated amortization of $20,410 in 1997                      285,743            --
                                                                         --------------------------
                                                                          1,671,370       1,344,352
                                                                         --------------------------
                         TOTAL ASSETS                                    $4,830,182      $2,566,585
                                                                         ==========================


See Notes to Consolidated Financial Statements.


LIABILITIES AND SHAREHOLDERS' EQUITY                                                        1997             1996
-------------------------------------------------------------------------------------------------------------------
Current Liabilities
      Related-party demand note (Note 3)                                              $      --         $    45,000
      Current portion of long-term debt                                                   107,646              --
      Accounts payable                                                                    470,543           113,922
      Accrued expenses                                                                    269,718            59,102
      Deferred revenue                                                                     60,309              --
                                                                                      -----------------------------
                         TOTAL CURRENT LIABILITIES                                        908,216           218,024
                                                                                      -----------------------------


Long-Term Liabilities
      Long-term debt, less current portion (Note 3)                                       250,290         1,919,567
      Closure fund (Note 5)                                                                10,300            10,300
      Subordinated debt (Note 6)                                                             --             135,000
                                                                                      -----------------------------
                                                                                          260,590         2,064,867
                                                                                      -----------------------------


Commitments and Contingencies (Note 5)



Shareholders' Equity (Notes 6 and 7)
      Common stock, $0.01 par value; 10,000,000 shares authorized; 3,464,079 and
           2,249,097 shares issued and outstanding in
           1997 and 1996, respectively                                                     34,641            22,491
      Additional paid-in capital                                                        4,722,304         1,246,649
      Accumulated deficit                                                              (1,095,569)         (985,446)
                                                                                      -----------------------------
                                                                                        3,661,376           283,694
                                                                                      -----------------------------
                         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 4,830,182       $ 2,566,585
                                                                                      =============================


MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                 1997              1996
------------------------------------------------------------------------------------------
Revenues (Note 8)                                            $ 2,862,208       $ 1,334,709
Cost of revenues                                               1,582,160           552,681
                                                             -----------------------------
                         GROSS PROFIT                          1,280,048           782,028
                                                             -----------------------------

Operating expenses:
      Research and development (Note 2)                          137,137           359,915
      Sales and marketing                                        940,300           332,622
      General and administrative, including business
            interruption expenses (Note 5)                     1,373,598           886,869
                                                             -----------------------------
                                                               2,451,035         1,579,406
                                                             -----------------------------

                         OPERATING LOSS                       (1,170,987)         (797,378)

Interest income                                                   69,899              --
Interest expense                                                 (72,001)         (188,068)
                                                             -----------------------------
                         NET LOSS                            $(1,173,089)      $  (985,446)
                                                             =============================

Basic and diluted loss per share                             $     (0.34)      $     (0.40)

Weighted-average number of common and common equivalent
      shares outstanding                                       3,498,512         2,455,313


See Notes to Consolidated Financial Statements.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
PERIOD FROM JANUARY 2, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 1996 AND YEAR ENDED DECEMBER 31, 1997


                                                              Common Stock             Additional                        Total
                                                         -----------------------        Paid-In       Accumulated     Shareholders'
                                                         Shares           Amount        Capital         Deficit         Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 2, 1996 (date of inception)                 --      $      --      $      --       $      --       $      --
    Initial capitalization (Note 6)                     1,000,000         10,000        271,250            --           281,250
    Conversion of debt to equity (Note 6)               1,000,000         10,000        490,000            --           500,000
    Issuance of common stock in September 1996, net
      of stock issuance costs of $2,127 (Note 6)          120,000          1,200        131,673            --           132,873
    Issuance of common stock in November 1996
      (Note 6)                                            129,097          1,291        353,726            --           355,017
    Net loss                                                 --             --             --          (985,446)       (985,446)
                                                        ---------    -----------    -----------     -----------     -----------
Balance, December 31, 1996                              2,249,097         22,491      1,246,649        (985,446)        283,694
    Initial public offering of common stock, net of
      commissions and offering costs of $1,065,062
      (Note 6)                                          1,095,000         10,950      4,398,988            --         4,409,938
    Reclassification of S Corporation accumulated
      deficit to additional paid-in capital pursuant
      to termination of S Corporation status (Note 6)        --             --       (1,062,966)      1,062,966            --
    Compensation expense on stock option grants
      (Note 7)                                               --             --            5,833            --             5,833
    Exercise of warrants (Note 6)                         120,000          1,200        133,800            --           135,000
    Net loss                                                 --             --             --        (1,173,089)     (1,173,089)
                                                        ---------    -----------    -----------     -----------     -----------
Balance, December 31, 1997                              3,464,097    $    34,641    $ 4,722,304     $(1,095,569)    $ 3,661,376
                                                        =========    ===========    ===========     ===========     ===========


See Notes to Consolidated Financial Statements.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                               1997              1996
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
      Net loss                                                                             $(1,173,089)     $  (985,446)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation                                                                        204,168          103,032
           Amortization                                                                        167,083          127,924
           Purchased research and development                                                     --            200,000
           Noncash compensation                                                                  5,833             --
           Provision for doubtful accounts                                                      30,000           33,400
           Changes in assets and liabilities, net of effects of business acquisitions:
                Accounts receivable                                                           (363,536)        (339,971)
                Other current assets                                                          (147,242)         (34,119)
                Accounts payable                                                               243,644           57,920
                Accrued expenses                                                                94,356           59,102
                Deferred revenue                                                                60,309             --
                                                                                           ----------------------------
                         NET CASH USED IN OPERATING ACTIVITIES                                (878,474)        (778,158)
                                                                                           ----------------------------

Cash Flows From Investing Activities
      Purchase of furniture, fixtures, and equipment                                          (688,463)        (551,942)
      Acquisition of businesses (Note 3)                                                      (268,477)      (1,444,125)
      Increase in restricted cash                                                              (56,856)         (56,007)
      Settlement of contingent consideration                                                   (75,000)            --
                                                                                           ----------------------------
                         NET CASH USED IN INVESTING ACTIVITIES                              (1,088,796)      (2,052,074)
                                                                                           ----------------------------

Cash Flows From Financing Activities
      Net proceeds from issuance of common stock                                             4,528,846          769,140
      Proceeds from related-party, long-term debt                                                 --          2,000,000
      Proceeds from long-term debt                                                                --          1,660,000
      Payments on long-term debt                                                            (1,736,631)      (1,660,000)
      Net proceeds on related-party demand note                                                (45,000)          45,000
      Proceeds from issuance of subordinated debt                                                 --            135,000
      Deferred offering costs                                                                     --           (118,908)
                                                                                           ----------------------------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES                           2,747,215        2,830,232
                                                                                           ----------------------------

                         INCREASE IN CASH AND CASH EQUIVALENTS                                 779,945             --

Cash and Cash Equivalents
      Beginning                                                                                   --               --
                                                                                           ----------------------------
      Ending                                                                               $   779,945      $      --
                                                                                           ============================


                                   (Continued)

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                 1997         1996
----------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
      Cash payments for interest                                               $ 86,025     $168,078
                                                                               =====================

Supplemental Schedules of Noncash Investing and Financial Activities
      Issuance of common stock upon conversion of long-term debt               $   --       $500,000
      Closure fund liability capitalized in property and equipment                 --         10,300
      Subordinated debt satisfied by exercise of warrant                        135,000         --
      Settlement of contingent consideration by issuance of long-term debt      175,000         --
                                                                               =====================


See Notes to Consolidated Financial Statements.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND BASIS OF PRESENTATION: Mercury Waste Solutions,
Inc. and Subsidiary (the Company) is in the business of providing mercury waste recycling solutions to mercury waste generators of all sizes. As discussed in
Note 2, the Company was incorporated on January 2, 1996, for the purposes of acquiring substantially all of the assets of U.S. Environmental, Inc. (USE) on January 4, 1996. The accompanying financial statements reflect the Company's operations since inception. In addition, USE's operations from January 1, 1996, to January 3, 1996, are included with the Company's 1996 operations as they are not material.

The Company offers the following services:

* Mercury Waste Retorting: The Company operates a mercury waste retorting facility in Union Grove, Wisconsin (Union Grove Facility), that utilizes proprietary equipment (continuous flow and stationary ovens) to process mercury containing waste and the residual powder from fluorescent lamps.

* Lamp Recycling: The Company owns and operates a recycling facility in Roseville, Minnesota, (Roseville Facility) that utilizes proprietary equipment to recycle mercury-containing fluorescent lamps.

* Mercury waste collection and storage: In addition to the above recycling facilities, the Company has mercury waste collection facilities in Indianapolis, Indiana, and Atlanta, Georgia.

A summary of the Company's significant accounting policies follows:

ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

REVENUE RECOGNITION: The Company recognizes revenue upon receipt and acceptance of the waste materials at its facilities. Estimated recycling and disposal costs for the waste materials are accrued. Amounts billed prior to services being performed are recorded as deferred revenue.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions are eliminated from the consolidated financial statements.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, the Company considers all cash and treasury bills, commercial paper, and money market funds with an initial maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposits and money market accounts which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. As of December 31, 1997, the Company had cash equivalents of approximately $682,000 in a money market account.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS CONTINGENCIES: From time to time, the Company may be subject to contingent liabilities in the ordinary course of business. The Company records a liability related to a loss contingency at the time the loss is probable and can be reasonably estimated.

RESEARCH AND DEVELOPMENT COSTS: Expenditures for research and development are charged to operations as incurred.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization are provided using the straight-line method based on the estimated useful lives of individual assets over the following periods:

                                                             Years
                                                             -----
Furniture, fixtures, and equipment                            3-7
Leasehold improvements                                   Life of lease
Acquired equipment and facility rights                         10
Goodwill                                                       10
Other intangibles                                               5


In accordance with Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company reviews its long-lived assets and goodwill related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets and identified goodwill with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at the date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets and identified goodwill.

Goodwill not identified with impaired assets would continue to be evaluated to determine whether events or circumstances warrant revised estimates of useful lives pursuant to APB Opinion No. 17. To date, management has determined that no impairment of long-lived assets and goodwill exists.

LOSS PER SHARE: The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), EARNINGS PER SHARE, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing the loss or increasing the income per common share.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company initially applied SFAS No. 128 for the year ended December 31, 1997, and as required by the statement, has retroactively applied it to all periods presented. As described in Notes 6 and 7, at December 31, 1997 and 1996, the Company had stock options and warrants outstanding to purchase common stock. However, because the Company has incurred a loss in all periods presented, the inclusion of potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in each period presented.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock issued and stock options and warrants granted with exercise prices below the assumed initial public offering (IPO) price during the 12-month period preceding the date of the initial filing of the registration statement have been included in the calculation of loss per share as if they were outstanding for all periods through the effective date of the IPO. Stock options and warrants outstanding subsequent to the effective date of the IPO have not been included in the calculation as such items have a dilutive effect.

INCOME TAXES: From inception through the date of the initial public offering, the net loss of the Company was reported in the individual income tax returns of the shareholders under provisions of Subchapter S of the Internal Revenue Code. As described in Note 6, the Company completed an initial public offering of its common stock. Upon completion of this sale, the Company's income tax status changed, and the Company is required to pay income taxes on its earnings subsequent to the date it became publicly owned, including deferred taxes existing at the time that the S Corporation status terminated. At that time, the Company adopted Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under SFAS No. 109, deferred taxes are provided for on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

From the date of the change to C Corporation status, the Company recorded no income tax expense. On a pro forma basis, the Company would have had no income tax expense for the periods it was a S Corporation due to its net losses.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

RESTRICTED CASH: Due to the short-term nature of the restricted cash, the carrying amount approximates fair value.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-TERM DEBT: The fair value of the long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The carrying value of the long-term debt approximates fair value.

NOTE 2. ACQUISITIONS

USE: On January 4, 1996, the Company acquired substantially all of the assets of USE, consisting primarily of (i) the operations at the Roseville Facility, and
(ii) rights in certain lamp recycling equipment (the Model 2000) and the mercury retorting equipment at the Union Grove Facility (continuous flow oven), both of which it had codeveloped with Resource Technology, Inc. (RTI), an unrelated party. USE and RTI equally owned the design rights of the Model 2000. RTI owned the exclusive manufacturing rights and USE owned the exclusive sales and distribution rights of the Model 2000. In addition, USE and RTI equally owned the rights in the mercury retorting equipment at the Union Grove Facility. In September 1996, the Company acquired RTI's rights in the mercury retorting equipment at the Union Grove facility and affirmed the respective parties' rights in the Model 2000 for $400,000.

Prior to the settlement with RTI, there were no formal agreements governing the codevelopment activities between USE and RTI or the respective parties' rights in the equipment at the Union Grove Facility. However, there was an oral agreement between USE and RTI regarding the rights at the Union Grove Retorting Facility, but this agreement was never legally formalized and RTI did not significantly participate in the financing, development, and operation of the related business activities. As a result, USE had complete operating control of the facility and had all of the related risks of ownership. Due to the nature of this relationship, RTI was treated as a vendor as opposed to an ownership partner for accounting purposes. The Company assumed the complete operating control of the facility upon the acquisition of USE and, other than the settlement, had no transactions with RTI in 1996. As a result, the financial statements of the Company reflect all revenues and expenses of the Union Grove Facility.

The above acquisition was accounted for as a purchase. The purchase price is summarized as follows:


Cash paid to USE                                            $  790,000
Note payable to USE                                            419,567
Cash paid to RTI                                               400,000
Direct acquisition costs, consisting of legal,
  environmental audit, and consulting fees                     254,125
                                                            ----------
Total                                                       $1,863,692
                                                            ==========

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. ACQUISITIONS (CONTINUED)

The purchase price was allocated as follows:

Current assets and restricted cash              $   92,618
Property and equipment                             335,652
Purchased research and development                 200,000
Acquired equipment and facility rights             400,000
Goodwill                                           879,236
Less liabilities assumed                           (43,814)
                                                ----------
Total                                           $1,863,692
                                                ==========


The purchase price allocation includes all equipment at the Roseville and Union Grove Facilities. The amounts allocated to (i) property and equipment were based 68 percent on the fair value of the acquired assets and 32 percent based on the historical cost basis of the seller, since such person is a shareholder in the new company (see Note 6), and (ii) purchased research and development were based on the Company's estimated replacement cost of certain recycling equipment development activities acquired that had no alternative future use to the Company.

As part of the transaction with USE, the Company agreed to make payments to USE for each Model 2000 (or 2000B) sold by the Company (as defined in the agreement), with total payments not to exceed $460,000. There were no payments for 1996. In March 1997, the Company settled this obligation for $250,000 by paying $75,000 in cash and the balance of $175,000 in a note. This amount, together with the amounts already owing the related party ($259,567 at that time), is payable pursuant to notes bearing interest at 10 percent and payable in installments totaling $11,550 a month through December 2000. This settlement was an adjustment of the original purchase price of USE and has been allocated to equipment and facility rights.

As a part of the transaction with RTI, the Company entered into an agreement that affirmed the respective parties' rights in the Model 2000 equipment. The term of the agreement is for three years and provides for fixed pricing for the purchase of the equipment by the Company from RTI. RTI is also granted the right to receive 30 percent of all royalties, if any, received by the Company from the sale of the equipment to its customers. The Company currently has no outstanding royalty arrangements.

BLR: In September 1997, the Company acquired certain assets and liabilities of Ballast & Lamp Recycling, Inc. (BLR) for cash of $268,477. The primary business of BLR is the collection and storage of hazardous mercury-containing lighting debris and ballasts for recycling. BLR has collection facilities in Indianapolis, Indiana, and Atlanta, Georgia.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. ACQUISITIONS (CONTINUED)

The acquisition was accounted for as a purchase, and accordingly, the results of operations of BLR are included with the Company's since the date of acquisition. The purchase price was allocated as follows:

Current assets                                               $    163,708
Equipment                                                          27,854
Intangibles, primarily customer list                              306,153
Liabilities assumed                                              (229,238)
                                                             -------------
                                                             $    268,477
                                                             =============


Unaudited pro forma results of operations for the years ended December 31, 1997 and 1996, as though the Company acquired BLR as of January 1, 1996, are as follows:

                                              1997            1996
                                              ----            ----
Revenues                                  $3,589,104      $2,445,678
Net loss                                  (1,188,905)     (1,013,444)
Basic and diluted loss per share               (0.34)          (0.41)



NOTE 3. DEBT ARRANGEMENTS

DEMAND NOTE: The Company has a $600,000 demand note facility with its major shareholder and CEO, of which there was no balance outstanding at December 31, 1997. The note is secured by all assets of the Company and bears interest at the prime rate plus 2 percent (10.50 percent at December 31, 1997).

LONG-TERM DEBT:

                                                              December 31
                                                       -------------------------
                                                           1997          1996
--------------------------------------------------------------------------------

$1,660,000 revolving line of credit to bank,
    paid with proceeds of the initial public offering  $        -    $ 1,660,000
10% notes payable to related party (formerly USE),
    due in monthly installments of $11,550 to
    December 1, 2000, secured by all assets of the
    Company                                               357,936        259,567
                                                       -------------------------
                                                          357,936      1,919,567
Less current maturities                                   107,646              -
                                                       -------------------------
                                                       $  250,290    $ 1,919,567
                                                       =========================

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. DEBT ARRANGEMENTS (CONTINUED)

Annual maturities of long-term debt as of December 31, 1997, were as follows:

Years ending December 31:
    1998                                   $    108,000
    1999                                        119,000
    2000                                        131,000


Interest expense to related parties totaled $56,525 and $174,834 for the years ended December 31, 1997 and 1996, respectively.


NOTE 4. INCOME TAXES

The components of deferred tax assets at December 31, 1997, are as follows:

Depreciation and amortization                   $       60,000
Deferred revenue                                        24,000
Accrued expenses and other                              16,000
Net operating loss                                     423,000
Less valuation allowance                              (523,000)
                                                ---------------
                                                $            -
                                                ===============


The deferred tax assets include a valuation allowance of $523,000 to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. At December 31, 1997, the Company has net operating losses of approximately $1,050,000 available to offset future taxable income through 2012.


NOTE 5. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES: The Company leases its office, warehouse, and certain equipment under noncancelable operating leases with unrelated third parties, expiring at various times through May 2007. In addition, the Company leases office space with a related party substantially owned by the Company's major shareholder and CEO. The lease calls for monthly rent of $1,250, subject to an increase in year three of the lease, and expires in January 2001. Management believes rental payments under this lease approximate amounts that would be payable to unrelated third parties for similar facilities. Certain facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities, and insurance.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Approximate future minimum rental commitments, excluding common area costs, under these noncancelable operating leases are:

Years ending December 31:
    1998                                     $   246,000
    1999                                         165,000
    2000                                         139,000
    2001                                         126,000
    2002                                         113,000

Rental expense, including common area costs and short-term equipment rentals, was approximately $283,000 and $144,000 for the years ending December 31, 1997 and 1996, respectively.

CONSULTING AGREEMENT: The Company has a consulting agreement effective through January 1999 with a related party 100 percent owned by the Company's major shareholder and CEO. The consulting fees are $10,000 per month. Consulting expense for the years ended December 31, 1997 and 1996, totaled $120,000. In addition, the Company reimbursed the related party $53,000 related to the acquisition of USE, which was expensed in 1996. The Company believes these fees materially approximate the amounts which would have been paid to unrelated parties for these services.

CLOSURE FUND: State environmental laws require that the Company provide assurance funds that would be available to cover processing and closure costs related to its recycling facilities. As of December 31, 1997, the Company had deposited $130,988 in restricted cash accounts. The Company also has capitalized in property and equipment and recorded a related liability of $10,300 representing an estimate to close its current facilities, should closure ever be required.

BUSINESS INTERRUPTION CLAIM: In September 1997, the Company had an electrical power malfunction that took certain of its recycling equipment out of operation, causing a business interruption for approximately seven weeks. The Company has property and business interruption insurance and filed its claim in March, 1998. The claim, which is in excess of $650,000, seeks recovery of expenses incurred to repair the equipment damage as well as for lost revenue during the interruption period. As of December 31, 1997, no recovery amounts have been recorded. The Company will record a recovery on the claim upon reimbursement by the insurance company.


NOTE 6. SHAREHOLDERS' EQUITY

INITIAL CAPITALIZATION: The Company was initially capitalized by issuing 1,000,000 shares of common stock for $281,250 to two shareholders. The majority shareholder purchased 68 percent of this stock and the minority shareholder, who was the 100 percent owner of USE, purchased the remaining 32 percent. In connection with this investment, the shareholders were issued five-year warrants to purchase 169,492 shares of common stock at $4.50 per share.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. SHAREHOLDERS' EQUITY (CONTINUED)

CONVERSION OF DEBT FOR COMMON STOCK: In September 1996, the majority shareholder and certain other shareholders exchanged $340,000 of debt for 680,000 shares of common stock. In September 1996, $160,000 of the note payable to USE incurred in the acquisition was exchanged for 320,000 shares of the Company's common stock.

PRIVATE PLACEMENTS: In September 1996, the Company completed a $270,000 private placement with an investor that consisted of 120,000 shares of common stock at $1.125 per share and $135,000 of subordinated debt with a warrant to purchase 120,000 shares of common stock at $1.125 per share. Pursuant to FASB Statement No. 123, the fair value of the warrant was measured based on the terms of the related debt. This measurement resulted in no value assigned to this warrant due to the stated interest rate and expected short duration of the related debt. Simultaneously with the completion of the initial public offering, the warrant was exercised, with the exercise price paid by the cancellation of the related subordinated debt. In connection with this offering, the investor was issued five-year warrants to purchase 20,339 shares of common stock at $4.75 per share.

In November 1996, the Company completed a private placement of common stock by selling 129,097 shares of common stock at $2.75 per share, for total proceeds of $355,017. In connection with this private placement, the investors were granted five-year warrants to purchase 10,940 shares of common stock at $5.00 per share.

INITIAL PUBLIC OFFERING: In March 1997, the Company sold 1,000,000 shares of common stock at $5.00 per share in an initial public offering, realizing net proceeds of $4,012,017. In April 1997, the Company closed on the over-allotment for the offering by selling an additional 95,000 shares at $5.00, realizing net proceeds of $397,921. In conjunction with the offering, the underwriter was issued a warrant to purchase 100,000 shares of common stock at $6.00 per share.

Upon the closing of the initial public offering, the Company's S Corporation election was terminated. At that time, the accumulated deficit balance of $1,062,966, representing losses on which income tax deductions have been taken, was reclassified to paid-in capital.

WARRANT COMPENSATION: For the above disclosed warrant issuances at $4.50, $4.75, $5.00, and $6.00 per share, there was no compensation expense recorded using the Black-Scholes option pricing model pursuant to FASB Statement No. 123.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. STOCK OPTION PLAN

In September 1996, the Company adopted the Mercury Waste Solutions, Inc. Stock Option Plan (the Plan). The Plan permits the granting of "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options which do not meet the requirements of
Section 422. A total of 185,500 shares of the Company's common stock have been reserved for issuance pursuant to options granted or shares awarded under the Plan. Grants under that plan are accounted for following APB Opinion No. 25 and related interpretations. There was $5,883 and $-0- compensation cost charged to income for the stock option grants for the years ended December 31, 1997 and 1996, respectively. Had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair value of awards (the method described in FASB Statement No. 123), reported net loss and basic and diluted loss per common share on a pro forma basis would have been as shown below:

                                                      1997              1996
--------------------------------------------------------------------------------
Net loss:
    As reported                                   $ (1,173,089)   $   (985,446)
    Pro forma                                       (1,186,559)       (988,656)
Basic and diluted loss per share:
    As reported                                          (0.34)          (0.40)
    Pro forma                                            (0.34)          (0.40)


The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                        1997            1996
--------------------------------------------------------------------------------
Expected dividend yield                                   --               --
Expected stock price volatility                         53.00%           38.00%
Risk-free interest rate                                  6.01%            6.28%
Expected life of options (years)                            3                3


A summary of the status of the plan at December 31, 1997 and 1996, and changes during the years then ended is as follows:

                                                        1997                                1996
                                          --------------------------------------    --------------------------
                                                               Weighted-                         Weighted-
                                                                Average                           Average
                                          Shares            Exercise Price          Shares     Exercise Price
--------------------------------------------------------------------------------------------------------------
Outstanding at beginning of period              110,000     $    0.67                     --       $      --
Granted                                          80,000          3.66                110,000            0.67
Exercised                                            --            --                     --              --
Forfeited                                      (15,000)          1.13                     --              --
                                          -------------------------------------------------------------------
Outstanding at end of period                    175,000     $    2.00                110,000       $    0.67
                                          ===================================================================

Weighted-average fair value of
   options granted during the year                          $    1.91                              $    0.23


MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7. STOCK OPTION PLAN (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 1997:

                                              Options Outstanding                                   Options Exercisable
                        --------------------------------------------------------------    -----------------------------------
                                 Number                                                        Number
                             Outstanding at       Weighted-Average         Weighted-       Exercisable at        Weighted-
       Range of               December 31,           Remaining              Average         December 31,          Average
    Exercise Prices               1997        Contractual Life (Yrs.)   Exercise Price          1997           Exercise Price
-----------------------------------------------------------------------------------------------------------------------------
$0.50                          80,000                    8.00          $    0.50            16,000               $   0.50
$1.125 - $2.75                 50,000                    8.93               2.26             3,000                   1.13
$4.00 - $5.00                  45,000                    9.77               4.36                 -                      -
                        --------------------------------------------------------------------------------------------------
                              175,000                    8.72          $    2.00            19,000               $   0.60
                        =================================================================================================



NOTE 8. MAJOR CUSTOMERS

The Company had one customer in 1997 that accounted for 11 percent of revenues. The Company had a different customer in 1996 that accounted for 11 percent of revenues. At December 31, 1997, the receivable balance from the 1997 major customer was approximately $88,000.


NOTE 9. SUBSEQUENT EVENT

In March 1998 the Company signed a purchase agreement to acquire certain assets and liabilities of Mercury Refining Company, Inc. (MERECO), for approximately $1,250,000. The acquisition is subject to the completion of due diligence, financing, regulatory approvals, and other closing considerations. The acquisition is expected to be completed in April 1998. The primary business of MERECO, located in Albany, New York, is the collection and storage of hazardous mercury-containing waste for retorting, refining, and recycling.