Form 10QSB
period 1998-03-31
MERCURY WASTE SOLUTIONS INC
filed 1998-05-15
CIK 1028262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,1998

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

                                            Yes__X___          No   ___

The number of shares outstanding of each of the Issuer's Common Stock, $.01 Par Value, as of March 31, 1998 was 3,480,097.

Transitional small business disclosure format:

                                    Yes_____        No_ X__

                          MERCURY WASTE SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                                    PAGE
PART 1. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
         Consolidated  Balance Sheets as of December 31, 1997 and March 31, 1998       3
         Consolidated Statements of Operations for the three month period ended
         March  31, 1998 and 1997                                                      4
         Consolidated Statements of Cash Flows for the three months ended
         March 31, 1998                                                                5
         Consolidated Notes to Financial Statements                                    6
Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of  Operations                                                        7

PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                                        10
Item 6.  Exhibits and Reports on Form 8-K                                             10
         Signatures                                                                   11


PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                     MARCH 31,      DECEMBER,31,
                                                                                       1998            1997
                                                                                    -----------      -----------
                                     ASSETS
Current Assets
   Cash and cash equivalents                                                        $   269,594      $   779,945
   Accounts receivable, less allowance for doubtful accounts of $30,000
     at March 31, 1998 and $40,000 at December 31, 1997                               1,189,823          867,936
   Other current assets                                                                 277,071          195,749
                                                                                    -----------      -----------
     TOTAL CURRENT ASSETS                                                             1,736,488        1,843,630
                                                                                    -----------      -----------
 Property and Equipment, at cost
   Leasehold improvements                                                               271,528          198,462
   Furniture, fixtures, and equipment                                                   304,546          279,039
   Plant equipment                                                                    1,405,653          958,683
   Construction in progress                                                                   0          182,623
                                                                                    -----------      -----------
     TOTAL PROPERTY AND EQUIPMENT                                                     1,981,727        1,618,807
   Less accumulated depreciation                                                        367,566          303,625
                                                                                    -----------      -----------
     NET PROPERTY AND EQUIPMENT                                                       1,614,161        1,315,182
                                                                                    -----------      -----------
Other Assets
   Cash restricted for closure                                                          159,608          130,988
   Acquired equipment and facility rights, net of accumulated amortization
     of $114,999 at March 31, 1998 and $98,749 at December 31, 1997                     536,002          551,251
   Goodwill, net of accumulated amortization of $197,829 at March 31, 1998
     and $175,848 at December 31, 1997                                                  680,407          703,388
   Other intangibles, primarily acquired customer lists, net of accumulated
     amortization of $35,747 at March 31, 1998 and $20,410 at December 31, 1997         271,273          285,743
                                                                                    -----------      -----------
     TOTAL OTHER ASSETS                                                               1,647,290        1,671,370
                                                                                    -----------      -----------
       TOTAL ASSETS                                                                 $ 4,997,939      $ 4,830,182
                                                                                    ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                                $   110,365      $   107,646
   Accounts payable                                                                     518,030          470,543
   Accrued expenses                                                                     187,615          269,718
   Deferred revenue                                                                      92,186           60,309
                                                                                    -----------      -----------
     TOTAL CURRENT LIABILITIES                                                          908,196          908,216
                                                                                    -----------      -----------
Long-Term Liabilities
   Long-term debt, net of current portion                                               221,655          250,290
   Closure fund                                                                          10,300           10,300
                                                                                    -----------      -----------
     TOTAL LONG-TERM LIABILITIES                                                        231,955          260,590
                                                                                    -----------      -----------

Shareholders' Equity
   Common stock, $0.01 par value; shares issued and outstanding of
     3,480,097 at March 31, 1998 and 3,464,097 at December 31, 1997                      34,801           34,641
   Additional paid-in capital                                                         4,731,894        4,722,304
   Accumulated deficit                                                                 (908,907)      (1,095,569)
                                                                                    -----------      -----------
       TOTAL SHAREHOLDERS' EQUITY                                                     3,857,788        3,661,376
                                                                                    -----------      -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 4,997,939      $ 4,830,182
                                                                                    ===========      ===========


                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                               FOR THE THREE MONTHS ENDED
                                           MARCH 31, 1998    MARCH 31, 1997
                                             -----------      -----------

Revenues                                     $ 1,345,658      $   499,432
Cost of Revenues                                 669,895          229,960
                                             -----------      -----------
     Gross Profit                                675,763          269,472
                                             -----------      -----------

Operating Expenses
   Sales & Marketing                             225,343          179,326
   General & Administrative                      383,929          200,767
                                             -----------      -----------
                                                 609,272          380,093
                                             -----------      -----------
     Operating Income(Loss)                       66,491         (110,621)

Insurance Recovery                               121,034                0
Interest Income                                    7,655            9,654
Interest Expense                                  (8,518)         (40,584)
                                             -----------      -----------
     Net Income(Loss) before Income Taxes        186,662         (141,551)
Income tax expense(benefit)                            0          (43,000)
                                             -----------      -----------
     Net Income (Loss)                       $   186,662      ($   98,551)
                                             ===========      ===========

   Basic and diluted income(loss) per share  $      0.05      ($     0.03)

   Weighted average number of common and
     common equivalent shares outstanding      3,627,028        3,498,183


                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                    FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31, 1998    MARCH 31, 1997
                                                                                   -----------      -----------
Cash Flows From Operating Activities
   Net Income(Loss)                                                                $   186,662      ($   98,551)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                     63,942           40,560
       Amortization                                                                     53,568           31,979
       Deferred income tax                                                                   0          (43,000)
       Non cash compensation                                                             1,753              583
       Changes in assets and liabilities:
          Accounts receivable                                                         (321,887)         (22,186)
          Other current assets                                                         (81,322)        (140,455)
          Accounts payable                                                              47,487           31,169
          Accrued expenses                                                             (82,103)         (18,346)
          Deferred revenue                                                              31,877                0
                                                                                   -----------      -----------
            NET CASH USED IN OPERATING ACTIVITIES                                     (100,023)        (218,247)
                                                                                   -----------      -----------

Cash Flows from Investing Activities
   Purchase of furniture, fixtures, and equipment                                     (363,793)        (156,691)
   Settlement of contingent consideration                                                    0          (75,000)
   Increase in restricted cash                                                         (28,620)         (44,885)
                                                                                   -----------      -----------
            NET CASH USED IN INVESTING ACTIVITIES                                     (392,413)        (276,576)
                                                                                   -----------      -----------

Cash Flows From Financing Activities
   Payments on long-term debt                                                          (25,915)      (1,660,000)
   Net proceeds (payments)  from related party demand note                                   0           22,000
   Net proceeds from issuance of common stock and exercise of stock options              8,000        4,130,924
                                                                                   -----------      -----------
            NET CASH PROVIDED BY  FINANCING ACTIVITIES                                 (17,915)       2,492,924
                                                                                   -----------      -----------
              INCREASE IN CASH & CASH EQUIVALENTS                                     (510,351)       1,998,101
Cash and cash equivalents
   Beginning                                                                           779,945                0
                                                                                   -----------      -----------
   Ending                                                                          $   269,594      $ 1,998,101
                                                                                   ===========      ===========
Supplemental Disclosures of Cash Flow Information
   Cash payments for interest                                                      $     8,518      $    53,982
                                                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.

                   Consolidated Notes to Financial Statements
                                 March 31, 1998

Note 1. - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998, or any other period. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-KSB.

Note 2. - Insurance Recovery

     The insurance recovery of $121,034 recognized during the three months ended March 31, 1998 represents a partial recovery received from the Company's 1997 business interruption insurance claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in connection with the Company's consolidated financial statements and related notes thereto included within this document.

OVERVIEW

     The Company provides services to mercury waste generators to reduce the risk of liability associated with mercury waste disposal. The Company currently operates a mercury waste retorting facility in Union Grove, Wisconsin, a facility for recycling and storing fluorescent and other mercury-containing lamps in Roseville, Minnesota and mercury waste storage and collection facilities in Indianapolis, Indiana and Atlanta, Georgia. In March, 1998, the Company added lamp recycling capability at its Union Grove facility.

     On May 11, 1998 the Company completed the acquisition of certain assets and liabilities relating to the mercury remediation, recycling and refining business of Mercury Refining Company, Inc., ("MERECO"). The acquired assets include an 888 drum permitted storage facility, certain aqueous waste processing technology and equipment, mercury refining capability and MERECO's existing customer list. The Company did not acquire and will not operate MERECO's mercury processing facility. Any processing equipment acquired from MERECO will be utilized at the Company's Union Grove Retorting Facility. The Company will operate the permitted 888 drum storage facility under a lease, with an initial term of three years, with MERECO. The purchase price for the acquisition was approximately $1,250,000, exclusive of the annual rent commitment under the storage facility lease of $75,000 and acquisition costs. In addition, pursuant to a noncompete agreement with a shareholder of MERECO, the Company will pay $65,000 and grant a warrant for the purchase of 20,000 shares of common stock at $0.01.

RESULTS OF OPERATIONS

     Total revenues were $1,345,658 for the three months ended March 31, 1998 compared to $499,432 for the three months ended March 31, 1997, an increase of $846,226 or 169%

     Mercury retorting revenues were $684,907 for the three months ended March 31,1998 compared to $270,220 for the three months ended March 31, 1997, an increase of $414,687 or 153%. The Company has continued to experience revenue growth resulting from what the Company believes is the increasing impact of its national sales force implemented in 1997, coupled with increased processing and storage capability. The Company has completed its Union Grove Retorting Facility expansion which significantly increased retorting capacity, added lamp processing capacity and added hazardous waste storage capability. In March, 1998, the Company received a variance from the Wisconsin Department of Natural Resources that will allow the Company to store up to 181 of hazardous waste at the Union Grove Retorting Facility. The Company believes that this storage capability, along with the 888 drum storage facility acquired in the MERECO acquisition, will position the Company for continued growth.

     Lamp Recycling revenues were $660,751 for the three months ended March 31, 1998 compared to $229,212 for the three months ended March 31, 1997, an increase of $431,539 or 188%. This increase is due primarily to the acquisition of Ballast & Lamp Recycling, Inc. ("BLR") in September, 1997 which expanded the Company's lamp recycling market in the Midwest and Southeast.

     Cost of recycling revenues consists primarily of direct labor costs to process the waste, transportation costs and direct facility overhead costs. Gross profit as a percent of revenue was 50% and 54% for the three months ended March 31, 1998 and 1997, respectively. The decrease in gross profit percentage in the 1998 is due to (i) increases in costs incurred related to the expansion at the Union Grove Retorting Facility, (ii) competitive pressures causing downward pricing in the lamp recycling operations, and (iii) lower margins associated with increased ballast collection revenues.

     Sales and marketing expense was $225,343 for the three months ended March 31, 1998 compared to $179,326 for the three months ended March 31, 1997, an increase of $46,017 or 26% . This increase in expense is due to the acquired sales staff of BLR in September, 1997 and increased sales commissions.

     General and administrative expense was $383,929 for the three months ended March 31, 1998 compared to $200,767 for the three months ended March 31, 1997, an increase of $183,162 or 91%. The increase in administrative expense in 1998 was principally due to personnel investments made in 1997 after the initial public offering to support the Company's growth and professional fees and other costs associated with being a public company in 1998.

     The insurance recovery of $121,034 recognized during the three months ended March 31, 1998 represents a partial recovery received from its 1997 business interruption insurance claim. The recovery consists primarily of reimbursement of expenses incurred in 1997 during the business interruption period. The major portion of the claim, which addresses the recovery of lost revenue during the interruption, has not yet been settled with the insurance company.

     Interest expense was $8,518 for the three months ended March 31, 1998 compared to $40,584 for the three months ended March 31,1997. The decrease was due to the payoff and cancellation of the $1,660,000 revolving bank credit line with proceeds from the 1997 initial public offering.

     The Company had no income tax expense for the three months ended March 31, 1998 due to availability of net operating loss carryforwards. The income tax benefit of $43,000 recorded in 1997 represented deferred tax assets recorded on the conversion from S to C corporation tax status. At March 31, 1998, the Company has recorded a valuation allowance of approximately $500,000 on its net deferred tax assets due to the uncertainty of their realization. The realization of these deferred tax assets is dependent upon generating sufficient taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income. At March 31, 1998, the Company had net operating loss carryforwards, generated since the Company became a C corporation, of approximately $1,000,000 that expire in 2012.

     Resulting from the factors discussed above, net income was $186,662 or $0.05 per share for the three months ended March 31, 1998 compared to a net loss of $98,511 or $0.03 per share for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $269,594 and working capital of $828,292 at March 31, 1998. Net cash used in operating activities was $100,023 for the three months ended March 31,1998, primarily resulting from an increase in accounts receivable of $321,887 due to an increase in sales and the insurance claim, offset by net income of $186,662 and depreciation and amortization of $117,510. The increases in the Company's current assets and liabilities are due to an increase in sales.

     Cash flows used in investing activities were $392,413 for the three months ended March 31, 1998, consisting of payments for capital expenditures of $363,793 and an increase in cash reserved for closure related to the Union Grove Retorting Facility of $28,620. The capital expenditures for the period relate primarily to the expansion of the Union Grove Retorting Facility. The Company has substantially completed the expansion of the Union Grove Retorting Facility which increased retorting capacity, added lamp recycling capability and added hazardous waste storage capability.

     Cash used in financing activities consisted of payments on long-term debt of $25,915 offset by proceeds received on exercise of stock options of $8,000.

     In conjunction with the acquisition of MERECO, the Company replaced its $600,000 revolving credit promissory note with Brad J. Buscher, its Chairman of the Board and Chief Executive Officer, with a $2,000,000 loan borrowed from Bankers American Capital Corporation ("BACC"), a corporation wholly owned by Brad J. Buscher. The $2,000,000 loan consists of a $1,200,000 term loan used to fund the MERECO acquisition and an $800,000 revolving credit loan to be used for working capital purposes. The term loan has a two year term requiring quarterly payments of $60,000 plus interest and the revolving credit loan has a one year term. Borrowings under the loans bear interest at 6% over the prime rate and are secured by all Company assets. In addition, BACC was granted a ten year warrant to purchase 100,000 shares of common stock at $3.75, the market price of the stock on the date of closing.

     The Company's capital requirements will be significant for 1998 to fund operations and planned capital expenditures, to develop consolidation and temporary hazardous waste storage facilities and to fund potential acquisitions, including the MERECO acquisition. The Company anticipates that its availability under its revolving credit loan will be sufficient to fund its operations and planned expansion for at least 12 months, excluding any additional business acquisitions. In addition to capital needed for potential acquisitions, if the Company's business grows more rapidly than anticipated or if anticipated revenue increases do not materialize, the Company may require additional capital. There can be no assurance that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to the Company.

FORWARD LOOKING STATEMENTS

     Statements contained in this report regarding the Company's future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the actual amount of the insurance claim settlement received by the Company and the ability of the Company to implement its marketing strategies and secure new customers, secure storage facilities at the Union Grove Retorting Facility and other parts of the country, manage anticipated growth, successfully integrate business acquisitions, and other Risk Factors included in the Registration Statement on Form SB-2, as amended, filed with the Securities and Exchange Commission (File No. 333-17399.)

PART II  OTHER INFORMATION

Item 2. Changes in Securities :

     Pursuant to Item 701 of Regulation S-B, the following is a report of use of proceeds resulting from the Form SB-2 of Mercury Waste Solutions, Inc., effective date February 28, 1997, file no. 333-17399. Information is for the period from January 1, 1998 through March 31, 1998.

Construction of plant, building and facilities
(primarily the Union Retorting Grove Facility)         $    73,066
Purchase and installation of machinery and equipment
(primarily the Union Grove Retorting Facility)             289,854
Development of Waste  Storage Facilities                    28,620
Working Capital                                            100,023
                                                           -------
     Total use of proceeds for the period              $   491,563
                                                           =======



Item 6.  Exhibits and Reports on Form 8-K

          (A) Exhibits

          2.1 Asset Purchase Agreement dated March 11, 1998 by and between MWS New York, Inc. and Mercury Refining Company, Inc.

               Certain related transaction documents, exhibits and schedules (the "Exhibits") to the Asset Purchase Agreement (Exhibit 2.1) are not being filed herewith. The Registrant undertakes to furnish a copy of any omitted Exhibit or schedule to the Commission upon request. Pursuant to Item 601(b)(2) of Regulation S-K, the following is a list of the omitted Exhibits and schedules:

               EXHIBIT A -- ASSUMPTION AGREEMENT
               EXHIBIT E -- PART B FORM OF LEASE AGREEMENT
               EXHIBIT G -- OPINION OF WHITEMAN OSTERMAN & HANNA
               EXHIBIT H -- OPINION OF MASLON EDELMAN BORMAN & BRAND, LLP


                                    SCHEDULES

               SCHEDULE 1.1(a)        EQUIPMENT
               SCHEDULE 1.1(c)        PURCHASE ORDERS
               SCHEDULE 1.1(d)        INTELLECTUAL PROPERTY
               SCHEDULE 1.1(f)        ASSIGNED CONTRACTS
               SCHEDULE 1.1(h)        LICENSES AND PERMITS
               SCHEDULE 1.1(j)        INVENTORY
               SCHEDULE 1.2(j)        NON-ASSUMED CONTRACTS
               SCHEDULE 10.1          CAPITAL STOCK
               SCHEDULE 10.4(b)       GOVERNMENT FILINGS AND APPROVALS
               SCHEDULE 10.7          ACTIONS, SUITS, PROCEEDINGS
               SCHEDULE 10.8          MATERIAL VIOLATIONS
               SCHEDULE 10.9          ENVIRONMENTAL MATTERS
               SCHEDULE 10.10         EMPLOYEES OF SELLER
               SCHEDULE 10.11         OFFICE LEASE
               SCHEDULE 10.15         INTELLECTUAL PROPERTY - EXCEPTIONS
               SCHEDULE 10.17         BALANCE SHEET
               SCHEDULE 10.21         INSURANCE
               SCHEDULE 10.27(d)      UNRECORDED DOCUMENTS
               SCHEDULE 10.27(e)      ENCROACHMENTS
               SCHEDULE 10.27(j)      REAL PROPERTY LITIGATION
               SCHEDULE 12.10         KEY EMPLOYEES
               SCHEDULE 12.21         DISCLOSURE SCHEDULES
               SCHEDULE 14.6          MERCURY EQUIPMENT
               SCHEDULE 14.11         BARRELS
               SCHEDULE 15.10         MAINTENANCE OF INSURANCE

          11   - Statement re: computation of per share earnings

          27   - Financial Data Schedule

          (B) Reports on Form 8-K - no reports on Form 8-K were filed during the fiscal quarter ended March 31, 1998.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                    Mercury Waste Solutions, Inc.
                                    -----------------------------
                                    (registrant)



Dated: May 15, 1998                 /s/ BRAD J. BUSCHER
                                    Brad J. Buscher
                                    Chairman of the Board and Chief Executive
                                    Officer




Dated: May 15, 1998 .               /s/ TODD J. ANDERSON
                                    Todd J. Anderson
                                    Chief Financial Officer