Form 10QSB
period 1998-06-30
MERCURY WASTE SOLUTIONS INC
filed 1998-08-13
CIK 1028262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                          Yes__X__          No____

The number of shares outstanding of each of the Issuer's Common Stock, $.01 Par Value, as of June 30, 1998 was 3,480,097.

Transitional small business disclosure format:

                          Yes_____          No__X__

                          MERCURY WASTE SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX
                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheets as of June 30, 1998 and
            December 31, 1997                                                 3
         Consolidated Statements of Operations for the three and
            six month periods ended June 30, 1998 and 1997                    4
         Consolidated Statements of Cash Flows for the six months
            ended June 30, 1998 and 1997                                      5
         Notes to Consolidated Financial Statements                           6

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8

PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                               11
Item 4.  Submission of Matters to a Vote of Security Holders                 11
Item 5.  Other Information                                                   11
Item 6.  Exhibits and Reports on Form 8-K                                    12
         Signatures                                                          13

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements


                          MERCURY WASTE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    JUNE 30,       DECEMBER,31,
                                                                                                      1998             1997
                                                                                                  -----------      -----------
                                     ASSETS
Current Assets
    Cash and cash equivalents                                                                     $    97,654      $   779,945
    Accounts receivable, less allowance for doubtful accounts of $35,000
      at June  30, 1998 and $40,000 at December 31, 1997                                            1,272,353          867,936
    Other current assets                                                                              304,992          195,749
                                                                                                  -----------      -----------
      Total current assets                                                                          1,674,999        1,843,630
                                                                                                  -----------      -----------
 Property and Equipment, at cost
    Leasehold improvements                                                                            313,012          198,462
    Furniture, fixtures, and equipment                                                                347,411          279,039
    Plant equipment                                                                                 1,645,146          958,683
    Construction in progress                                                                                0          182,623
                                                                                                  -----------      -----------
                                                                                                    2,305,569        1,618,807
    Less accumulated depreciation                                                                     442,807          303,625
                                                                                                  -----------      -----------
                                                                                                    1,862,762        1,315,182
                                                                                                  -----------      -----------
Other Assets
    Cash restricted for closure                                                                        88,953          130,988
    Acquired equipment and facility rights, net of accumulated amortization
      of $131,249 at June 30, 1998 and $98,749 at December 31, 1997                                   518,751          551,251
    Goodwill, net of accumulated amortization of $219,810 at June 30, 1998
      and $175,848 at December 31, 1997                                                               659,426          703,388
    Other intangibles, primarily acquired customer lists, permits and non-compete agreements, net of accumulated amortization of $86,110 at June 30, 1998 and $20,410
      at December 31,1997                                                                           1,732,160          285,743
                                                                                                  -----------      -----------
                                                                                                    2,999,290        1,671,370
                                                                                                  -----------      -----------
         Total assets                                                                             $ 6,537,051      $ 4,830,182
                                                                                                  ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Current portion of long-term debt                                                             $   477,172      $   107,646
    Accounts payable                                                                                  325,592          470,543
    Accrued expenses                                                                                  256,853          269,718
    Deferred revenue                                                                                  100,272           60,309
                                                                                                  -----------      -----------
      Total current liabilities                                                                     1,159,889          908,216
                                                                                                  -----------      -----------
Long-Term Liabilities
    Long-term debt, net of current portion                                                          1,303,744          250,290
    Closure fund                                                                                       30,300           10,300
                                                                                                  -----------      -----------
                                                                                                    1,334,044          260,590
                                                                                                  -----------      -----------

Shareholders' Equity
    Common stock, $0.01 par value; shares issued and outstanding of
      3,480,097 at June 30, 1998 and 3,464,097 at December 31, 1997                                    34,801           34,641
    Additional paid-in capital                                                                      4,788,894        4,722,304
    Accumulated deficit                                                                              (780,577)      (1,095,569)
                                                                                                  -----------      -----------
                                                                                                    4,043,118        3,661,376
                                                                                                  -----------      -----------
           Total liabilities and shareholders' equity                                             $ 6,537,051      $ 4,830,182
                                                                                                  ===========      ===========

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                 FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                JUNE 30, 1998  JUNE 30, 1997     JUNE 30, 1998     JUNE 30, 1997
                                                -------------  -------------     -------------     -------------
Revenues                                         $1,629,840      $ 821,040         $2,978,013       $1,320,472
Cost of Revenues                                    731,065        319,711          1,398,041          549,671
                                                 ----------      ---------         ----------       ----------
    Gross Profit                                    898,775        501,329          1,579,972          770,801
                                                 ----------      ---------         ----------       ----------

Operating Expenses
    Sales & Marketing                               296,896        174,768            523,318          354,094
    General & Administrative                        439,744        288,633            825,511          489,400
                                                 ----------      ---------         ----------       ----------
                                                    736,640        463,401          1,348,829          843,494
                                                 ----------      ---------         ----------       ----------
      Operating Income (Loss)                       162,135         37,928            231,143          (72,693)

Insurance Recovery                                        0              0            121,034                0
Interest Income                                       1,477         25,416              6,614           35,070
Interest Expense                                    (35,282)       (12,177)           (43,799)         (52,761)
                                                 ----------      ---------         ----------       ----------
      Net Income (Loss) before Income Taxes         128,330         51,167            314,992          (90,384)
Income tax expense (benefit)                              0              0                  0          (43,000)
                                                 ----------      ---------         ----------       ----------
      Net Income (Loss)                          $  128,330      $  51,167         $  314,992       $  (47,384)
                                                 ==========      =========         ==========       ==========


    Basic and diluted earnings (loss) per share       $0.04          $0.01              $0.09          $(0.01)

    Weighted average number of common and
      common equivalent shares outstanding        3,543,080      3,567,672          3,585,054        3,532,928

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                   FOR THE SIX MONTHS ENDED
                                                                                 JUNE 30, 1998  JUNE 30, 1997
                                                                                 -------------  -------------
Cash Flows From Operating Activities
    Net Income(Loss)                                                                $314,992      $(47,384)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                139,183        89,295
         Amortization                                                                142,162        70,211
         Deferred income tax                                                               0       (43,000)
         Non cash compensation                                                         3,500         2,333
         Changes in assets and liabilities:
             Accounts receivable                                                    (404,417)     (371,559)
             Other current assets                                                    (88,780)     (164,666)
             Accounts payable                                                       (144,951)      (46,657)
             Accrued expenses                                                        (12,865)       (6,077)
             Deferred revenue                                                         39,963             0
                                                                                 -----------   -----------
                Net cash used in operating activities                                (11,213)     (517,504)
                                                                                 -----------   -----------

Cash Flows from Investing Activities
    Purchase of furniture, fixtures, and equipment                                  (466,763)     (340,428)
    Settlement of contingent consideration                                                 0       (75,000)
    (Increase) decrease  in restricted cash                                           42,035       (38,856)
    Acquisition of business                                                       (1,377,899)            0
                                                                                 -----------   -----------
                Net cash used in investing activities                             (1,802,627)     (454,284)
                                                                                 -----------   -----------

Cash Flows From Financing Activities
    Proceeds from long-term debt                                                   1,200,000             0
    Payments on long-term debt                                                       (76,451)   (1,686,697)
    Net proceeds (payments)  from related party demand note                                0        22,000
    Net proceeds from issuance of common stock and exercise of stock options           8,000     4,528,845
                                                                                 -----------   -----------
                Net cash provided by financing activities                          1,131,549     2,864,148
                                                                                 -----------   -----------
                  Increase (decrease) in cash and cash equivalents                  (682,291)    1,892,360
Cash and cash equivalents
    Beginning                                                                        779,945             0
                                                                                 -----------   -----------
    Ending                                                                           $97,654    $1,892,360
                                                                                 ===========   ===========
Supplemental Disclosures of Cash Flow Information
    Cash payments for interest                                                       $20,035       $63,126
                                                                                 ===========   ===========

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements
                                  June 30, 1998

Note 1. - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998, or any other period. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-KSB.

Note 2.  Business Acquisition

         Pursuant to an Asset Purchase Agreement dated March 11, 1998, by and among MWS New York, Inc., a wholly-owned subsidiary of Mercury Waste Solutions, Inc. (collectively, the "Company") and Mercury Refining Company, Inc.,
26 Railroad Ave., Inc. and their shareholders (collectively, "MERECO"), on
May 11,1998, the Company completed the purchase of certain assets relating to the mercury remediation, recycling and refining business of MERECO.
The acquired assets include an 888 drum permitted storage facility, certain aqueous waste processing technology and equipment, mercury refining capability and MERECO's existing customer list. The Company did not acquire and will not operate MERECO's mercury processing facility. Any processing equipment acquired from MERECO will be utilized at the Company's Union Grove Retorting Facility located in Union Grove, Wisconsin. The Company will operate the permitted 888 drum storage facility under a lease, with an initial term of three years, with MERECO.

         The acquisition will be accounted for as a purchase. The purchase price and estimated allocation of such cost for the acquisition is as follows:

         Purchase Price components:
           Cash purchase price                          $1,250,000
           Non-compete payment                              65,000
           Warrant issuance                                 55,250
           Excess rent applied to purchase price           148,000
           Transaction costs                               150,000
                                                        ----------
                                                        $1,668,250
                                                        ==========
         Estimated allocation:
           Plant equipment                              $  190,000
           Furniture fixtures and equipment                 10,000
           Intangibles                                   1,468,250
                                                        ----------
                                                        $1,668,250
                                                        ==========

                          MERCURY WASTE SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements
                                  June 30, 1998


         Pro forma unaudited consolidated statements of operations for the six months ended June 30, 1998 and 1997, assuming the acquisition occurred on January 1, 1997, are as follows:

                                                 1998           1997

    Revenues                                  $3,597,844     $2,251,900
    Net income (loss)                         $  376,942     $  (12,682)
    Basic and diluted earnings per share      $     0.10     $    (0.00)
    Weighted average number of common
      and common equivalent shares             3,600,839      3,532,928

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in connection with the Company's consolidated financial statements and related notes thereto included within this document.

OVERVIEW

         The Company provides services to mercury waste generators to reduce the risk of liability associated with mercury waste disposal. The Company currently operates a mercury waste retorting facility in Union Grove, Wisconsin, ("Union Grove Retorting Facility") a facility for recycling and storing fluorescent and other mercury-containing lamps in Roseville, Minnesota and mercury waste storage and collection facilities in Indianapolis, Indiana, Atlanta, Georgia and Albany, New York. In March, 1998, the Company added lamp recycling, storage and additional retorting capability at its Union Grove Retorting Facility.

         On May 11, 1998 the Company completed the acquisition of certain assets and liabilities relating to the mercury remediation, recycling and refining business of Mercury Refining Company, Inc., ("MERECO"). The acquired assets include an 888 drum permitted storage facility, certain aqueous waste processing technology and equipment, mercury refining capability and MERECO's existing customer list. The Company did not acquire and will not operate MERECO's mercury processing facility. Any processing equipment acquired from MERECO will be utilized at the Company's Union Grove Retorting Facility. The Company will operate the permitted 888 drum storage facility under a lease, with an initial term of three years, with MERECO. The cash purchase price for the acquisition was approximately $1,250,000, exclusive of the annual rent commitment under the storage facility lease of $75,000 and acquisition costs. In addition, pursuant to a non compete agreement with a shareholder of MERECO, the Company will pay $65,000, in total, and grant a warrant for the purchase of 20,000 shares of common stock at $0.001.

RESULTS OF OPERATIONS

         Total revenues were $1,629,840 and $2,978,013 for the three and six months ended June 30, 1998 compared to $821,040 and $1,320,472 for the three and six months ended June 30, 1997, an increase of 99% and 126%, respectively.

         Mercury retorting revenues were $872,404 and $1,557,311 for the three and six months ended June 30,1998 compared to $492,141 and $762,361 for the three and six months ended June 30, 1997, an increase of 77% and 104%, respectively. The Company has continued to experience revenue growth resulting from what the Company believes is the increasing impact of its national sales force implemented in 1997, coupled with increased processing and storage capability and revenues generated from customers acquired in the MERECO acquisition. The Company has expanded its Union Grove Retorting Facility which significantly increased retorting capacity, added lamp processing capacity and added hazardous waste storage capability. In March, 1998, the Company received a variance from the Wisconsin Department of Natural Resources (DNR) that allows the Company to store up to 181 drums of hazardous waste at the Union Grove Retorting Facility. The variance will remain in effect until the DNR issues the final hazardous waste storage permit, which is anticipated to occur later this year. The Company believes that this storage capability, along with the 888 drum storage facility acquired in the MERECO acquisition, will position the Company for continued growth.

         Lamp recycling revenues were $757,436 and $1,420,702 for the three and six months ended June 30, 1998 compared to $328,899 and $558,111 for the three and six months ended June 30, 1997, an increase of 130% and 155%, respectively. This increase is due primarily to the acquisition of certain assets of Ballast & Lamp Recycling, Inc. in September, 1997 which expanded the Company's lamp recycling market in the Midwest and Southeast.

         Cost of recycling revenues consists primarily of direct labor costs to process the waste, transportation costs and direct facility overhead costs. Gross profit as a percent of revenue was 55% and 53% for the three and six months ended June 30, 1998 compared to 61% and 58% for the three and six months ended June 30, 1997. The decrease in gross profit percentage in the 1998 is due to (i) increases in fixed costs incurred related to the expansion at the Union Grove Retorting Facility, (ii) higher mix of lamp recycling revenues, including ballast collection, that yield lower margins, and (iii) competitive pressures causing downward pricing in the lamp recycling operations.

         Sales and marketing expense was $296,896 and $523,318 for the three and six months ended June 30, 1998 compared to $174,768 and $354,094 for the three and six months ended June 30, 1997, an increase of 70% and 48%, respectively. As a percent of revenues, sales and marketing expense was 18% and 18% for the three and six months ended June 30, 1998 as compared to 21% and 27% for the 1997 comparable periods. The increase in expense is due primarily to the sales staff acquired through business acquisitions and increased sales commissions.

         General and administrative expense was $439,744 and $825,511 for the three and six months ended June 30, 1998 compared to $288,633 and $489,400 for the three and six months ended June 30, 1997, an increase 52% and 69%, respectively. As a percent of revenues, general and administrative expense was 27% and 28% for the three and six months ended June 30, 1998 as compared to 35% and 37% for the 1997 comparable periods. The increase in administrative expense in 1998 was principally due to personnel investments made in 1997 after the initial public offering to support the Company's growth and professional fees and other costs associated with being a public company.

         The insurance recovery of $121,034 recognized during the six months ended June 30, 1998 represents a partial recovery received from its 1997 business interruption insurance claim. The recovery consists primarily of reimbursement of expenses incurred in 1997 during the business interruption period. The major portion of the claim, which addresses the recovery of lost revenue during the interruption, has not yet been settled with the insurance company.

         Interest expense was $35,282 and $43,799 for the three and six months ended June 30, 1998 compared to $12,177 and $52,761 for the three and six months ended June 30, 1997. The 1998 increase in the three month period is due to the debt incurred in connection with the MERECO acquisition. The 1998 decrease in the six month period is due to a lower average outstanding debt balance than in 1997.

         The Company had no income tax expense for the three and six months ended June 30, 1998 due to availability of net operating loss carryforwards. The income tax benefit of $43,000 recorded in 1997 represented deferred tax assets recorded on the conversion from S to C corporation tax status. At June 30, 1998, the Company has recorded a valuation allowance of approximately $450,000 on its net deferred tax assets due to the uncertainty of their realization. The realization of these deferred tax assets is dependent upon generating sufficient taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income. At June 30, 1998, the Company had net operating loss carryforwards, generated since the Company became a C corporation, of approximately $900,000 that expire in 2012.

         Resulting from the factors discussed above, net income was $128,330 and $314,992 for the three and six months ended June 30, 1998 compared to net income of $51,167 for the three months ended June 30, 1997 and a net loss of $47,384 for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $97,654 and working capital of $515,110 at June 30, 1998. Net cash used in operating activities was $11,213 for the six months ended June, 1998, primarily resulting from an increase in accounts receivable of $404,417 due to an increase in sales, offset by net income of $314,992 and depreciation and amortization of $281,345. The increases in the Company's current assets and liabilities are due to an increase in sales.

         Cash flows used in investing activities were $1,802,627 for the six months ended June 30, 1998, consisting primary of payments for capital expenditures of $466,763 and the cash portion of the purchase price of MERECO of $1,377,899. The capital expenditures for the period relate primarily to the expansion of the Union Grove Retorting Facility. Capital expenditures for the balance of 1998, approximating $200,000, will be used primarily to further expand processing capabilities at the Union Grove Retorting Facility.

         Cash provided by financing activities consisted of proceeds of $1,200,000 from a term loan used to fund the MERECO acquisition and proceeds received on exercise of stock options of $8,000, offset by payments on long-term debt of $76,451.

         In conjunction with the acquisition of MERECO, the Company replaced its $600,000 revolving credit promissory note with Brad J. Buscher, its Chairman of the Board and Chief Executive Officer, with a $2,000,000 loan borrowed from Bankers American Capital Corporation ("BACC"), a corporation wholly owned by Brad J. Buscher. The $2,000,000 loan consists of a $1,200,000 term loan used to fund the MERECO acquisition and an $800,000 revolving credit loan to be used for working capital purposes. The term loan has a two year term requiring quarterly payments, commencing on September 1, 1998, of $60,000 plus interest and the revolving credit loan has a one year term. Borrowings under the loans bear interest at 6% over the prime rate and are secured by all Company assets. In addition, BACC was granted a ten year warrant to purchase 100,000 shares of common stock at $3.75, the market price of the stock on the date of closing.

         The Company's capital requirements will be significant for the remainder of 1998 to fund operations and planned capital expenditures, to develop consolidation and temporary hazardous waste storage facilities and to fund potential acquisitions. The Company anticipates that its availability under its revolving credit loan will be sufficient to fund its operations and capital expenditures for at least 12 months, excluding any additional business acquisitions. In addition to capital needed for potential acquisitions, if the Company's business grows more rapidly than anticipated or if anticipated revenue increases do not materialize, the Company may require additional capital. There can be no assurance that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to the Company.

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

PART II  OTHER INFORMATION

Item 2.  Changes in Securities:

         Pursuant to Item 701 of Regulation S-B, the following is a report of use of proceeds resulting from the Form SB-2 of Mercury Waste Solutions, Inc., effective date February 28, 1997, file no. 333-17399. Information is for the period from April 1, 1998 through June 30, 1998.

Construction of plant, building and facilities
   (primarily the Union Retorting Grove Facility)                $ 41,484
Purchase and installation of machinery and equipment
   (primarily the Union Grove Retorting Facility)                  89,493
                                                                 --------
      Total use of proceeds for the period                       $130,977
                                                                 ========

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of Mercury Waste Solutions, Inc. was held on May 27, 1998. There were 3,480,097 shares of Common Stock entitled to vote at the meeting and a total of 3,307,970 shares were represented at the meeting. The following matters were voted upon:

         1.  Election of  directors

         The following directors were elected, each with 3,302,970 votes for, 0 votes against and 5,000 votes withheld:

         Brad J. Buscher
         Mark G. Edlund
         Alan R. Geiwitz
         Joel H. Gottesman
         Robert L. Etter
         Frank F. Farrar

         2. Proposal to increase the number of shares reserved for issuance under the 1996 Stock Option Plan from 185,500 to 371,000 was passed with 2,630,946 votes for, 49,900 votes against, 9,000 votes abstained and 618,124 broker non-votes.


Item 5.  Other information

         Discretionary Proxy Voting Authority/Shareholder Proposals

         On May 21, 1998 the Securities and Exchange Commission adopted and amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

         With respect to the Company's 1999 Annual Meeting of Shareholders, if the Company is not provided notice of a shareholder proposal, which the shareholder has not previously sought to include in the Company's proxy statement, by March 6, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.

Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits
                11  -    Statement re: computation of per share earnings
                27  -    Financial Data Schedule
         (B) Reports on Form 8-K - On May 22, 1998 the Company filed an
8-K regarding the acquisition of Mercury Refining Company, Inc. on May 11, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                         Mercury Waste Solutions, Inc.
                                         ----------------------------------
                                         (registrant)



Dated: August  13, 1998                  /s/ BRAD J. BUSCHER
                                         ----------------------------------
                                         Brad J. Buscher
                                         Chairman of the Board and
                                         Chief Executive Officer




Dated: August 13, 1998                   /s/ TODD J. ANDERSON
                                         ----------------------------------
                                         Todd J. Anderson
                                         Chief Financial Officer