Form 10QSB
period 1998-09-30
MERCURY WASTE SOLUTIONS INC
filed 1998-11-16
CIK 1028262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

( ) TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ___________TO__________

                         Commission File Number 0-22533

                          MERCURY WASTE SOLUTIONS, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

                       MINNESOTA                         41-1827776
                       ---------                         ----------
            (State or other jurisdiction of           (I.R.S. Employer
             incorporation or organization)           Identification No.)

                     302 North Riverfront Drive, Suite 100A
                            MANKATO, MINNESOTA 56001
                            ------------------------
                    (Address of principal executive offices)

                                 (507) 345-0522
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes  [X]    No [ ]

The number of shares outstanding of each of the Issuer's Common Stock, $.01 Par Value, as of September 30, 1998 was 3,480,097.

Transitional small business disclosure format:

                                                            Yes  [ ]    No [X]

                          MERCURY WASTE SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX
                                                                            PAGE
                                                                            ----
PART 1.  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
           Consolidated Balance Sheets as of September 30, 1998 and
             December 31, 1997                                                3
           Consolidated Statements of Operations for the three and
             nine month periods ended September 30, 1998 and 1997             4
           Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1998 and 1997                                5
           Notes to Consolidated Financial Statements                         6

Item 2     Management's Discussion and Analysis of Financial Condition
             and Results of  Operations                                       7

PART II. OTHER INFORMATION

Item 5.    Other Information                                                 10
Item 6.    Exhibits and Reports on Form 8-K                                  10
           Signatures                                                        11

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                                                    1998           1997
                                                                                                    ----           ----

                                     ASSETS
Current Assets
    Cash and cash equivalents                                                                   $         0    $   779,945
    Accounts receivable, less allowance for doubtful accounts of $50,000
      at September 30, 1998 and $40,000 at December 31, 1997                                      1,683,919        867,936
    Insurance claim receivable                                                                      497,168              0
    Other current assets                                                                            295,729        195,749
                                                                                                -----------    -----------
      Total current assets                                                                        2,476,816      1,843,630
                                                                                                -----------    -----------
 Property and Equipment, at cost
    Leasehold improvements                                                                          374,843        198,462
    Furniture, fixtures, and equipment                                                              369,762        279,039
    Plant equipment                                                                               1,723,905        958,683
    Construction in progress                                                                         61,791        182,623
                                                                                                -----------    -----------
                                                                                                  2,530,301      1,618,807
    Less accumulated depreciation                                                                   532,567        303,625
                                                                                                -----------    -----------
                                                                                                  1,997,734      1,315,182
                                                                                                -----------    -----------
Other Assets
    Cash restricted for closure                                                                      90,002        130,988
    Acquired equipment and facility rights, net of accumulated amortization
      of $147,499 at September 30, 1998 and $98,749 at December 31, 1997                            502,501        551,251
    Goodwill, net of accumulated amortization of $241,791 at September 30, 1998
      and $175,848 at December 31, 1997                                                             637,445        703,388
    Other intangibles, primarily acquired customer lists, permits and non-compete agreements, net of accumulated amortization of $176,471 at September 30, 1998 and $20,410
      at December 31,1997                                                                         1,700,823        285,743
                                                                                                -----------    -----------
                                                                                                  2,930,771      1,671,370
                                                                                                -----------    -----------
         Total assets                                                                           $ 7,405,321    $ 4,830,182
                                                                                                ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Line of credit                                                                              $   510,000    $         0
    Current portion of long-term debt                                                               482,000    $   107,646
    Accounts payable                                                                                347,461        470,543
    Accrued expenses                                                                                330,955        269,718
    Deferred revenue                                                                                 96,625         60,309
                                                                                                -----------    -----------
      Total current liabilities                                                                   1,767,041        908,216
                                                                                                -----------    -----------
Long-Term Liabilities
    Long-term debt, net of current portion                                                        1,176,228        250,290
    Closure fund                                                                                     30,300         10,300
                                                                                                -----------    -----------
                                                                                                  1,206,528        260,590
                                                                                                -----------    -----------

Shareholders' Equity
    Common stock, $0.01 par value; shares issued and outstanding of
      3,480,097 at September 30, 1998 and 3,464,097 at December 31, 1997                             34,801         34,641
    Additional paid-in capital                                                                    4,790,644      4,722,304
    Accumulated deficit                                                                            (393,693)    (1,095,569)
                                                                                                -----------    -----------
                                                                                                  4,431,752      3,661,376
                                                                                                -----------    -----------
           Total liabilities and shareholders' equity                                           $ 7,405,321    $ 4,830,182
                                                                                                ===========    ===========


                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                   FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                 SEPT. 30, 1998 SEPT. 30, 1997  SEPT. 30, 1998 SEPT. 30, 1997
                                                 -------------- --------------  -------------- --------------

Revenues                                          $ 1,821,444    $   511,355    $ 4,799,457    $ 1,831,827
Cost of Revenues                                      852,495        458,474      2,250,584      1,008,145
                                                  -----------    -----------    -----------    -----------
      Gross Profit                                    968,949         52,881      2,548,873        823,682
                                                  -----------    -----------    -----------    -----------

Operating Expenses
    Sales & Marketing                                 340,288        254,414        863,606        608,508
    General & Administrative                          524,742        351,883      1,350,255        841,283
                                                  -----------    -----------    -----------    -----------
                                                      865,030        606,297      2,213,861      1,449,791
                                                  -----------    -----------    -----------    -----------
      Operating Income (Loss)                         103,919       (553,416)       335,012       (626,109)

Insurance Recovery, net of direct expenses            348,794              0        469,878              0
Interest Income                                           932         21,198          7,546         56,268
Interest Expense                                      (66,761)       (10,080)      (110,560)       (62,841)
                                                  -----------    -----------    -----------    -----------
      Net Income (Loss) before Income Taxes           386,884       (542,298)       701,876       (632,682)
Income tax expense (benefit)                                0              0              0        (43,000)
                                                  -----------    -----------    -----------    -----------
      Net Income (Loss)                           $   386,884    ($  542,298)   $   701,876    ($  589,682)
                                                  ===========    ===========    ===========    ===========


    Basic and diluted earnings (loss) per share         $0.11         $(0.16)         $0.20         $(0.17)

    Weighted average number of common and
      common equivalent shares outstanding          3,585,226      3,464,097      3,585,111      3,509,984


                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                              FOR THE NINE MONTHS ENDED
                                                                                          SEPT. 30, 1998   SEPT. 30, 1997
                                                                                          --------------   --------------
Cash Flows From Operating Activities
    Net Income(Loss)                                                                       $   701,876     ($  589,682)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation                                                                          228,942         144,024
         Amortization                                                                          270,756         108,442
         Deferred income tax                                                                         0         (43,000)
         Non cash compensation                                                                   5,250           4,083
         Changes in assets and liabilities, net of business acquisitions:
             Accounts and insurance claim receivable                                        (1,313,151)       (156,723)
             Other current assets                                                              (79,517)       (136,354)
             Accounts payable                                                                 (123,082)        (29,772)
             Accrued expenses                                                                   61,237          88,939
             Deferred revenue                                                                   36,316               0
                                                                                           -----------     -----------
                Net cash used in operating activities                                         (211,373)       (610,043)
                                                                                           -----------     -----------

Cash Flows from Investing Activities
    Purchase of furniture, fixtures, and equipment                                            (691,494)       (446,687)
    Settlement of contingent consideration                                                           0         (75,000)
    (Increase) decrease  in restricted cash                                                     40,986         (38,856)
    Acquisition of businesses                                                               (1,436,925)       (251,139)
                                                                                           -----------     -----------
                Net cash used in investing activities                                       (2,087,433)       (811,682)
                                                                                           -----------     -----------

Cash Flows From Financing Activities
    Increase (decrease) in line of credit borrowings                                           510,000               0
    Proceeds from long-term debt                                                             1,200,000               0
    Payments on long-term debt                                                                (199,139)     (1,711,354)
    Net proceeds (payments) from related party demand note                                           0         (45,000)
    Net proceeds from issuance of common stock and exercise of stock options                     8,000       4,528,845
                                                                                           -----------     -----------
                Net cash provided by financing activities                                    1,518,861       2,772,491
                                                                                           -----------     -----------
                  Increase (decrease) in cash and cash equivalents                            (779,945)      1,350,766
Cash and cash equivalents
    Beginning                                                                                  779,945               0
                                                                                           -----------     -----------
    Ending                                                                                 $         0     $ 1,350,766
                                                                                           ===========     ===========
Supplemental Disclosures of Cash Flow Information
    Cash payments for interest                                                             $    92,450     $    71,984
                                                                                           ===========     ===========

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements
                               September 30, 1998

Note 1. - Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998, or any other period. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-KSB.

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

            Pro forma unaudited consolidated statements of operations for the nine months ended September 30, 1998 and 1997, assuming the acquisition occurred on January 1, 1997, are as follows:

                                                        1998          1997

             Revenues                              $ 5,419,288   $ 3,267,927
             Net income (loss)                     $   763,806   $  (402,989)
             Basic and diluted earnings per share  $      0.21   $     (0.11)
             Weighted average number of common
               and common equivalent shares          3,594,733     3,509,984



Note 3.  Insurance Recovery

            In September, 1998, the Company settled its 1997 business interruption insurance claim. The settlement totaled $662,000, of which approximately $497,000 was paid in October, 1998 and the balance in prior quarters. For the three and nine months ended September 30, 1998, the Company recorded an insurance recovery of $348,794 and 469,878, respectively, which consists of the gross proceeds received from the insurance company, net of direct expenses consisting primarily of equipment repair costs and professional fees.

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

RESULTS OF OPERATIONS

            Total revenues were $1,821,444 and $4,799,457 for the three and nine months ended September 30, 1998 compared to $511,355 and $1,831,827 for the three and nine months ended September 30, 1997, an increase of 256% and 162% , respectively.

            Mercury retorting revenues were $1,048,905 and $2,607,101 for the three and nine months ended September 30,1998 compared to $252,221 and $1,009,786 for the three and nine months ended September 30, 1997, an increase of 316% and 158%, respectively. The Company has continued to experience revenue growth resulting from what the Company believes is the increasing impact of its national sales force implemented in 1997, coupled with increased processing and storage capability and revenues generated from customers acquired in the MERECO acquisition. The Company has expanded its Union Grove Retorting Facility which significantly increased retorting capacity, added lamp processing capacity and added hazardous waste storage capability. This added capability has allowed the Company to pursue larger projects. During the third quarter of 1998, the Company secured such a project that accounted for approximately 50% of third quarter mercury retorting revenues, but only encumbered approximately one third of the current quarterly processing capacity.

            Lamp recycling revenues were $772,539 and $2,192,356 for the three and nine months ended September 30, 1998 compared to $259,134 and $822,041 for the three and nine months ended September 30, 1997, an increase of 198% and 167%, respectively. This increase is due primarily to the acquisition of certain assets of Ballast & Lamp Recycling, Inc. in September, 1997 which expanded the Company's lamp recycling market in the Midwest and Southeast.

            Cost of revenues consists primarily of direct labor costs to process the waste, transportation costs and direct facility overhead costs. Gross profit as a percent of revenue was 53% and 53% for the three and nine months ended September 30, 1998 compared to 10% and 45% for the three and nine months ended September 30, 1997.

            Mercury retorting gross profit percentages were 55% and 58% for the three and nine months ended September 30, 1998 compared to 13% and 54% for the three and nine months ended September 30, 1997. The improved margins are due primarily to increased revenues in the 1998 periods which more efficiently utilized the largely fixed cost structure and related processing capacity at the Union Grove Retorting Facility. However, this cost structure has continued to increase in 1998 due to the expansion efforts employed to support future revenue growth.

            Lamp recycling gross profit percentages were 51% and 47% for the three and nine months ended September 30, 1998 compared to 8% and 34% for the three and nine months ended September 30, 1997. The improved margins in the 1998 periods are due to i) increased sales, resulting in more efficient utilization of lamp processing capacity and ii) a 1998 focus on higher margin products and services.

            Sales and marketing expense was $340,288 and $863,606 for the three and nine months ended September 30, 1998 compared to $254,414 and $608,508 for the three and nine months ended September 30, 1997, an increase of 34% and 42%, respectively. As a percent of revenues, sales and marketing expense was 19% and 18% for the three and nine months ended September 30, 1998 as compared to 50% and 33% for the 1997 comparable periods.

The increase in expense is due primarily to the sales staff acquired through business acquisitions and increased sales commissions.

            General and administrative expense was $524,742 and $1,350,255 for the three and nine months ended September 30, 1998 compared to $351,883 and $841,283 for the three and nine months ended September 30, 1997, an increase 49% and 60%, respectively. As a percent of revenues, general and administrative expense was 29% and 28% for the three and nine months ended September 30, 1998 as compared to 69% and 46% for the 1997 comparable periods. The increase in administrative expense in 1998 was principally due to increased amortization resulting from business acquisitions, personnel investments made to support the Company's growth, and professional fees and other costs associated with being a public company.

            In September, 1998, the Company settled its 1997 business interruption insurance claim. The settlement totaled $662,000, of which approximately $497,000 was paid in October, 1998 and the balance in prior quarters. For the three and nine months ended September 30, 1998, the Company recorded an insurance recovery of $348,794 and 469,878, respectively, which consists of the gross proceeds received from the insurance company, net of direct expenses incurred in 1998 consisting primarily of equipment repair costs and professional fees.

            Interest expense was $66,761 and $110,560 for the three and nine months ended September 30, 1998 compared to $10,080 and $62,841 for the three and nine months ended September 30, 1997. The 1998 increases are due to the debt incurred in connection with the MERECO acquisition and increased line of credit borrowings.

            The Company had no income tax expense for the three and nine months ended September 30, 1998 due to availability of net operating loss carryforwards. The income tax benefit of $43,000 recorded in 1997 represented deferred tax assets recorded on the conversion from S to C corporation tax status. At September 30, 1998, the Company has recorded a valuation allowance of approximately $200,000 on its net deferred tax assets due to the uncertainty of their realization. The realization of these deferred tax assets is dependent upon generating sufficient taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income. At September 30, 1998, the Company had net operating loss carryforwards, generated since the Company became a C corporation, of approximately $300,000 that expire in 2012.

            Resulting from the factors discussed above, net income was $386,884 and $701,876 for the three and nine months ended September 30, 1998 compared to net losses of $542,298 and $589,682 for the three and nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

            The Company had working capital of $709,775 at September 30, 1998. Net cash used in operating activities was $211,373 for the nine months ended September, 1998, primarily resulting from an increase in receivables of $1,313,151 due to an increase in sales, particularly in September, and the insurance claim, offset by net income of $701,876 and depreciation and amortization of $499,698. The increases in the Company's current assets and liabilities are due to an increase in sales.

            Cash flows used in investing activities were $2,087,433 for the nine months ended September 30, 1998, consisting primary of payments for capital expenditures of $691,494 and the cash portion of the purchase price of MERECO of $1,436,925. The capital expenditures for the period relate primarily to the expansion of the Union Grove Retorting Facility.

            Cash provided by financing activities consisted of proceeds of $1,200,000 from a term loan used to fund the MERECO acquisition, borrowings of $510,000 under the Company's line of credit and proceeds received on exercise of stock options of $8,000, offset by payments on long-term debt of $199,139.

            In conjunction with the acquisition of MERECO, the Company replaced its $600,000 revolving credit promissory note with Brad J. Buscher, its Chairman of the Board and Chief Executive Officer, with a $2,000,000 loan borrowed from Bankers American Capital Corporation ("BACC"), a corporation wholly owned by Brad J. Buscher. The $2,000,000 loan consists of a $1,200,000 term loan used to fund the MERECO acquisition and an

$800,000 revolving credit loan to be used for working capital purposes. The term loan has a two year term requiring quarterly payments, commencing on September 1, 1998, of $60,000 plus interest and the revolving credit loan has a one year term. Borrowings under the loans bear interest at 6% over the prime rate and are secured by all Company assets. Line of credit borrowings, which totaled $510,000 at September 30, 1998, have been significantly reduced due to the receipt of the insurance settlement.

            On October 14, 1998, processing at the Union Grove Retorting Facility was interrupted after the Company received and mistakenly processed three drums of labeled mercury batteries that contained a small quantity of lithium batteries. The lithium batteries reacted in one of the Company's ovens, forcing open the oven. While no one was injured and there was no fire or structural damage, the incident necessitated an extensive clean up within the building. The Company, working closely with State regulators and local officials, has revised operating procedures to include expanded battery sorting protocols and additional notification to customers regarding acceptance and packaging of materials. Processing resumed on November 9, 1998 after completion of the clean up. While insured for equipment damage and business interruption, the Company believes that this processing interruption may have a negative impact on fourth quarter revenue growth and profitability.

            The Company's capital requirements will be significant for the remainder of 1998 and into 1999 to fund operations, planned capital expenditures and potential acquisitions. The Company anticipates that its availability under its revolving credit loan will be sufficient to fund its operations and capital expenditures for at least 12 months, excluding any additional business acquisitions. In addition to capital needed for potential acquisitions, if the Company's business grows more rapidly than anticipated or if anticipated revenue increases do not materialize, the Company may require additional capital. There can be no assurance that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to the Company.

YEAR 2000 COMPLIANCE

            The Company has completed several tasks related to year 2000 compliance and is on schedule to complete the remaining tasks in the next six months. In June, 1998, the Company purchased, from a worldwide supplier and developer of information systems, an enterprise-wide information system with written assurance from the developer that the system will correctly function across the year 2000. The Company is also in the process of upgrading its plant production software to become year 2000 compliant. With respect to non-IT applications, the Company is investigating issues related to the operation of each of its facilities, such as phone and security systems. Each facility is being evaluated individually and upgrades to hardware and software are being addressed as they are encountered. The Company considers risks in this area to be minimal.

            Through September 30, 1998, the Company has spent approximately $50,000 in upgrading its hardware and software systems and plans to spend another $50,000 in the next six months.

            The Company is in the process of evaluating the extent to which the Company is vulnerable to the failure of third parties to solve their own year 2000 compliance issues. Because of the diversity of sources available for the supplies and services the Company needs to conduct its operations, the Company believes that the year 2000 issue will not have a material adverse effect on the Company's ability to provide its recycling services. Although the Company is not economically dependent on any one customer, failure of a number of larger customers to become year 2000 compliant could have an adverse effect on the Company's financial position.

FORWARD LOOKING STATEMENTS

            Statements contained in this report regarding the Company's future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of the Company to implement its marketing strategies and secure new customers, successfully operate its Union Grove Retorting Facility without interruption, secure storage facilities at the Union Grove Retorting Facility and other parts of the country, manage anticipated growth, successfully integrate business acquisitions, the ability of the Company to complete its year 2000 compliance initiatives and other Risk Factors included in the Registration Statement on Form SB-2, as amended, filed with the Securities and Exchange Commission (File No. 333-17399.)

PART II                 OTHER INFORMATION

Item 5.  Other information

         Discretionary Proxy Voting Authority/Shareholder Proposals

            On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

            With respect to the Company's 1999 Annual Meeting of Shareholders, if the Company is not provided notice of a shareholder proposal, which the shareholder has not previously sought to include in the Company's proxy statement, by March 6, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.


Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits
                   11  -       Statement re: computation of per share earnings
                   27  -       Financial Data Schedule
         (B) Reports on Form 8-K - On July 23, 1998 the Company filed an amendment to Form 8-K regarding the acquisition of Mercury Refining Company, Inc. on May 11, 1998 and on August 3, 1998, the Company filed an 8-K regarding an equipment malfunction at its Union Grove Retorting Facility.

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




Dated: November 16, 1998               \s\ BRAD J. BUSCHER
                                       -------------------
                                       Brad J. Buscher
                                       Chairman of the Board and Chief Executive
                                       Officer




Dated: November 16, 1998               \s\ TODD J. ANDERSON
                                       --------------------
                                       Todd J. Anderson
                                       Chief Financial Officer