Form 10KSB
period 1998-12-31
MERCURY WASTE SOLUTIONS INC
filed 1999-03-31
CIK 1028262

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   (MARK ONE)
    [  X  ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES AND EXCHANGE ACT OF 1934
                             FOR THE FISCAL YEAR ENDED DECEMBER 31,1998
                                       OR
    [     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES AND EXCHANGE ACT OF 1934
                             FOR THE TRANSITION PERIOD FROM _______ TO_________.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:      $6,299,396

The aggregate market value of voting stock held by nonaffiliates of the Registrant's Common Stock, as of March 10, 1999 was approximately $4,000,000. (based on the last sale price of such stock as reported by NASDAQ Stock Market).

The number of shares outstanding of the Registrant's Common Stock as of March 10, 1999 was 3,480,097.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III as set forth therein.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Mercury Waste Solutions, Inc. ("the Company") provides mercury waste remediation and recycling solutions to mercury waste generators of all sizes including, but not limited to, public utilities, manufacturers that utilize mercury in their business (e.g., measurement, control and electrical equipment industries), building management companies and hazardous waste management facilities. In addition to current federal and state regulations which provide strict guidelines regarding the disposal of all mercury-containing products, many county and local governments have begun to strictly regulate mercury wastes due to the growing recognition of the serious health risks of mercury. The Company believes that most businesses that generate mercury waste have now recognized the large potential legal liability from the improper handling and disposal of mercury-containing wastes and are motivated to reduce potential hazardous waste liability. By offering disposal solutions for all types of mercury-containing products, from mercury lamp recycling to mercury waste retorting, the Company serves a broad scope of the mercury waste disposal market.

         The Company currently operates a mercury waste retorting facility in Union Grove, Wisconsin, (the "Union Grove Facility"), facilities for recycling and storing fluorescent and other mercury-containing lamps in Roseville, Minnesota and Union Grove, Wisconsin and mercury waste storage and collection facilities in Kenosha, Wisconsin, Indianapolis, Indiana, Atlanta, Georgia and Albany, New York.

         On January 4, 1996, the Company acquired substantially all of the assets of U.S. Environmental, Incorporated, a Minnesota-based mercury recycling company ("USE") founded in 1993 by Mark G. Edlund, the Company's President and Union Grove Facility general manager. USE co-developed the Model 2000 lamp recycler (the "Model 2000"), opened a mercury lamp recycling facility in Roseville, Minnesota (the "Roseville Facility") to showcase the Model 2000 and co-developed the mercury retorting equipment installed at the facility in Union Grove, Wisconsin. Since the acquisition of USE, the Company improved the Model 2000 (hereinafter referred to as the "Model 2000B"), developed a new continuous flow oven and stationary ovens utilized at the Union Grove Facility, acquired the interests of the co-developer of the equipment located at the Union Grove Facility and significantly expanded the processing and storage capacity at the Union Grove Facility.

         In September, 1997, the Company acquired certain assets and liabilities of Ballast & Lamp Recycling, Inc. ("BLR"). The primary business of BLR was the collection and storage of mercury-containing lamps and lighting ballasts for recycling. BLR has collection facilities in Indianapolis, Indiana and Atlanta, Georgia. The acquisition of BLR increased the Company's customer base, placed the Company in what the Company believes are two additional strategic and growing markets and leveraged the Company's processing capacity.

         In May 1998 the Company completed the acquisition of certain assets and liabilities relating to the mercury remediation, recycling and refining business of Mercury Refining Company, Inc., ("MERECO"). MERECO, located in Albany, New York, had been one of the nation's leading mercury recovery companies for over 40 years. The acquired assets include an 888 drum permitted storage facility, MERECO's existing customer list and certain processing technology and equipment. This acquisition significantly increased the Company's storage capacity and expanded the Company's customer base.

INDUSTRY

         MERCURY AND ITS HAZARDS. Mercury has long been recognized as a valuable metal because of its ability to expand and contract evenly through various temperature ranges and its ability to be combined with other metals. The Company believes that mercury is presently utilized principally in three applications in the United States:

         * Electrical and Electronic Applications utilize mercury in batteries, fluorescent lamps, wiring devices and switches.

         * Measurement and Control Instruments (thermometers and barometers), laboratories (testing) and Dentists (dental amalgams) utilize mercury in products, testing and dental fillings.

         * The Chloralkali Industry utilizes mercury as the cathode in cells that produce chlorine and caustic soda through the electrolysis of brine.

     There are approximately 600 million mercury-containing lamps discarded annually in the United States. The result is approximately 450 million pounds of recyclable mercury-contaminated debris. Current lamp recycling efforts divert only 12 percent (54 million pounds) of this waste for decontamination and reuse. The remaining mercury-containing lamps are being disposed of in landfills with other nonhazardous waste or are incinerated. Once mercury is in the environment, combustion or biological process cannot remove it. Mercury may either seep into the soil and then possibly into the water supply or vaporize into the atmosphere and fall back to earth through rain. If mercury enters a lake or river through rain or the water supply, a portion of the mercury is converted into methyl mercury by bacteria and other chemical processes. Methyl mercury then accumulates and concentrates as it moves up the food chain. Once in older and larger fish, mercury measurements can be 200,000 times higher than measurements in the same body of water. When humans and animals consume mercury-contaminated fish, the methyl mercury is transferred to their tissues.

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

         The United States government has taken steps to alleviate the risks from mercury poisoning including:

         *     Prohibitions on the sale of fish with certain levels of mercury;

         *     Publication of fish consumption advisories;

         * Passage of the Clean Water Act requiring paper companies, smelters, sludge incinerators and chloralkali plants to limit the release of mercury into the water;

         *     Bans on uses of mercury connected with food production; and

         * Development of draft strategy to further reduce risks to human health and the environment from existing and future exposure to priority persistent, bioaccumulative and toxic pollutants ("PBTs").

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

         In July 1994, the EPA published a proposed rule addressing the management of spent mercury-containing lamps. In the proposal, the EPA presented two options for changing the regulations governing spent mercury-containing lamps: (1) Add mercury-containing lamps to the universal waste regulations; or
(2) conditionally exempt mercury-containing lamps from regulation as hazardous waste. The universal waste regulations allow a few high volume post consumer hazardous wastes, such as batteries, to be managed under streamlined collection and handling rules. In late 1998, the EPA drafted the final rule to add spent mercury-containing lamps to the list of universal wastes, thereby reducing the handling requirements for the lamps but not exempting them from the hazardous waste provisions of the Resource Conservation and Recovery Act of 1976, as amended. In December of 1998, the EPA sent the final rule to the White House Office of Management & Budget (OMB) for review. On March 8, 1999, the OMB finished its review and approved the rule proposed by the EPA. The new rule will be published in the Federal Register and it is anticipated the rule will become effective in 1999.

         The EPA's placement of fluorescent lamps under the universal waste regulations will require generators to continue to handle lamps as a hazardous waste. Generators will be required to either send lamps to a hazardous waste landfill for disposal or send them for recycling. They will not be able to send lamps to municipal landfills for disposal under the universal waste regulations. If the EPA had excluded spent mercury-containing lamps from hazardous waste regulations, it would have had the effect of decreasing the number of lamps sent by generators for recycling, which in turn would have negatively impacted the Company's lamp recycling operations.

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

         The EPA's Office of Air Quality Planning and Standards and the Office of Research and Development released the congressionally mandated study on mercury in December 1997. The report provides an assessment of the magnitude of U.S. mercury emissions by source, the health and environmental implications of those emissions, and the availability and cost of control technologies. While it is unclear what impact this study will have on future governmental legislation and regulation, the content of the report reaffirms the Company's belief that mercury is a danger to the environment if not recycled properly.

         The EPA in 1998 established the Persistent, Bioaccumulative Toxic Pollutants (PBT) Project to focus further attention on reducing risks from persistent, bioaccumulative toxic pollutants. PBTs are highly toxic, long lasting substances that can build up in the food chain to levels harmful to human and ecosystem health. PBTs include many familiar toxic substances such as mercury and PCBs. There are many efforts ongoing and planned within the EPA. One major objective of the PBT Project is to provide an organizing framework for these actions. The Company believes the EPA is committed to using its full range of tools and resources to address PBT issues. This will include enforcement of laws that already target these types of pollution problems and could involve the development of new or revised regulations.

SERVICES AND PRODUCTS

         The Company is in the business of providing mercury waste recycling solutions to mercury waste generators of all sizes. The Company's recycling service operations consist of the following:

         MERCURY RETORTING. In 1998, approximately 55% of the Company's revenues consisted of fees paid for retorting mercury waste to environmentally safe levels. Retorting is the process by which mercury is separated from the contaminated waste through the process of distilling. The Company has developed proprietary processes that recover up to approximately 99.99% of available mercury from the processed waste. The residual mercury levels in the processed waste satisfy current federal and state environmental standards for mercury waste and require no further treatment as hazardous waste.

         The Company's mercury retorting facility in Union Grove, Wisconsin utilizes two primary processes to retort mercury waste. The Company utilizes a high capacity "continuous flow" oven that is designed to retort calcium phosphate powder and other granular material such as soil and other items up to 3 inches in diameter. The Company also utilizes three high capacity electrically powered stationary ovens. Each stationary oven can retort up to 30 drums at a time. While the Company's continuous flow oven works well with granular compounds, the stationary oven is able to process certain larger mercury-containing items such as switches, batteries, thermostats, and filters. The electrically powered ovens heat the mercury bearing waste to a temperature sufficient to release the mercury from the waste material and vaporize it. Negative airflow pulls the vapors through a series of condensers where vaporized mercury is returned to liquid form. The air flow proceeds through carbon filters and a wet scrubber to remove any other potential impurities resulting from the heating process. Mercury recovered in the retorting process is refined and sold to laboratories, instrument manufacturers, dental supply companies and mercury-containing lamp manufacturers.

         The Company has significantly increased its retorting capacity in 1998, which the Company believes has positioned the Company for future growth. With this large capacity, the Company can secure large remediation projects and process customer waste in a timely manner. In particular, the Company's continuous flow oven can process material in less than one hour, while conventional retorting methods take approximately 24 hours.

         LAMP RECYCLING. The Company operates the Roseville Recycling Facility located in Roseville, Minnesota, a St. Paul suburb, which utilizes a Model 2000B to recycle fluorescent lamps.. In March 1998, the Company added lamp recycling capability to its Union Grove Facility by developing and installing a Model 3000 lamp recycling machine, a second generation model of the 2000B. The lamp machine was installed in Union Grove to increase lamp processing capacity to support sales efforts in local markets and to reduce the costs of transporting lamps from its Indianapolis and Atlanta facilities. To further reduce transportation costs and due to growth in the southeast markets, the Company is in the process of expanding the Atlanta facility to add lamp storage/processing and waste storage capability as discussed above.

         Fluorescent lamps are transported to the Company's facilities using a combination of Company-owned trucks and independent carriers that pick up fluorescent lamps directly from the Company's customers. Fluorescent lamps received at the Company's Indianapolis and Atlanta facilities are then consolidated for shipment to either the Roseville or Union Grove Facilities on a weekly basis. Fluorescent lamps received at the Roseville and Union Grove Facilities are then staged for processing.

         Fluorescent lamps are manually placed onto a conveyor belt that feeds the lamps into an enclosed machine. The Model 2000B and 3000 operate under negative air flow to limit the escape of mercury vapors. The lamp recycling machines break the lamps and separates the debris into three principal components: the broken glass, the aluminum endcaps and the mercury-laced calcium phosphate powder. Before the glass or aluminum endcaps remaining after processing can leave the facility they must be independently tested for mercury content and pass state regulatory standards. The mercury-laced calcium phosphate powder is retorted at the Union Grove Facility. Any mercury that evaporates within the machine during lamp processing is captured in hepa and carbon filters. These filters are also retorted at the Union Grove Facility.

         In addition to the collection and recycling of fluorescent lamps, the Company handles related types of waste including PCB and non-PCB ballasts. Ballasts are an integral component of the fluorescent light fixture. Ballasts manufactured before 1979 contain PCB's. The Company stores and processes both PCB and non-PCB lighting ballasts in a separate building adjacent to the Union Grove facility.

         WASTE STORAGE FACILITIES. Because governmental regulations limit the amount of mercury waste that can be present at a retorting facility at any given time, many generators of mercury waste are required to store such waste in a temporary hazardous waste storage facility prior to shipment to a retorting facility or permanent hazardous waste disposal site.

         In 1997, the Company was unable to store mercury-containing waste at the Union Grove Facility for more than a 24 hour period due to governmental regulations which caused logistical problems for the Company regarding the scheduling and delivery of mercury waste. To address this limitation, the Company expanded the Union Grove Facility, which included an area to store approximately 181 drums of hazardous mercury waste. In May 1997, the Company applied for a hazardous waste storage permit for 181 drums of storage from the Wisconsin Department of Natural Resources (WDNR). In September of 1998 the Company submitted a new permit application which requested 829 drums of waste storage. The new permit application is currently under review by the WDNR. In March 1998, the WDNR granted the Company a variance that allows the Company to store up to 181 drums of hazardous waste at the facility. The variance is to remain in effect until the WDNR issues the final hazardous waste storage permit.

         In October 1997, the Company established a 10-day mercury waste transfer and storage facility in Kenosha, Wisconsin (approximately 15 miles from the Union Grove Facility) that has a storage capacity for approximately 250 drums of universal and hazardous waste. The acquisition of BLR also provided 10-day mercury waste transfer and universal waste collection facilities in Indianapolis, Indiana and Atlanta, Georgia. In January 1999, the Company submitted a hazardous waste storage permit application to the Georgia Department of Natural Resources. The permit application requests storage for up to 360 drums of waste at the Company's Atlanta Facility.

         In May 1998, the Company added significant hazardous waste storage capability in the northeast by acquiring MERECO's permitted hazardous waste storage facility that has the capacity to store up to 888 drums of hazardous waste.

         EQUIPMENT SALES AND LEASING. The Company is currently not actively marketing the sale or lease of its lamp processing equipment. Development and sales activity in this area will depend on future market demand and opportunities that are largely driven by environmental regulation.

RESEARCH AND DEVELOPMENT

         Research and development expense was $12,908 for the year ended December 31, 1998 compared to $137,137 for the year ended December 31, 1997. The significant decrease in the Company's development activities in 1998 was due to the completion of development of new lamp processing equipment, primarily the Model 3000.

COMPETITION AND MARKET

         The mercury recycling industry is highly competitive. The demand for mercury recycling services is highly dependent upon governmental regulations, the federal and state enforcement of regulations and the perception by mercury waste generators of the need for the Company's services.

         MERCURY RETORTING. The Company competes with several well established mercury retorters, including Bethlehem Apparatus, a Pennsylvania-based company that has been operating since 1955; Advanced Environmental Recycling Corporation, located in Pennsylvania; Salesco, located in Arizona; and Recyclights, a Minneapolis-based firm with retorting operations in Minnesota.

         The Company believes that the amount of mercury waste treated each year has historically exceeded the retorting capacity, causing retorting prices to be high relative to landfill and incineration alternatives. However, now with its increased retorting capacity, the Company believes it can offer mercury waste generators a competitive pricing alternative when compared to landfilling or incineration and a reduction in potential environmental liability.

         LAMP RECYCLING. Approximately 600 million mercury-containing lamps are sold annually in the United States. Industry experts estimate that approximately 12% of these lamps are recycled. There are several mercury lamp recyclers across the country, none of which has yet established a national presence. These include Advanced Environmental Recycling Corporation/Mercury Technologies International which has facilities in California, Pennsylvania, New Jersey and Florida; Lighting Resources, with operations in Arizona, California and Indiana; Salesco, with operations in Arizona; Global Recycling Technologies, with operations in Massachusetts and Recyclights, with operations in Minnesota, Florida and Ohio.

MARKETING AND SALES

         MARKETING. Retort customers include public utilities, electrical contractors, hazardous waste managers, mercury lamp recyclers, hazardous waste management facilities (including both final disposal and transfer and storage facilities), electrical manufacturers of lights, batteries and switches, amalgam manufacturers and chemical manufacturers. Potential lamp recycling customers include those listed above and any entity that has a high quantity of fluorescent lamps, such as property management companies, large distributors, hotel chains, hospitals etc. The Company informs potential customers that the Company's mercury recycling services are designed to significantly eliminate potential environmental financial liability associated with disposal of mercury-bearing materials. The Company also initiates mercury waste collection programs with hospitals, schools, electrical contractors and dentists. The Company competes in each of its markets with respect to price, service, product quality and the timeliness of its mercury retorting and lamp recycling capabilities.

         SALES STRATEGIES. The Company promotes its services and products through a national direct sales force. The sales force consists of separate specialized technical sales managers in the areas of mercury retorting services and lamp recycling services. A customer who recycles lamps may become a customer for mercury retorting of other wastes. Due to the ongoing generation of waste material by Company customers, the sales and marketing efforts benefit substantially from the ability to utilize a building block approach.

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

         In order to develop and operate a fluorescent lamp processing facility, a mercury retorting facility or other hazardous waste related facilities, the Company must typically go through several governmental review processes in order to obtain one or more permits/licenses, zoning or other land use approvals. Obtaining these permits/licenses and zoning or land use approvals is difficult, time consuming and expensive and is often opposed by various local elected officials and citizens' groups. Once obtained, operating permits generally must be periodically renewed and are subject to fees, modification and revocation by the issuing agency.

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

         THE OCCUPATIONAL SAFETY AND HEALTH ACT OF 1970. The Occupational Safety and Health Act of 1970, as amended, authorizes the Occupational Safety and Health Administration (OSHA) to promulgate occupational safety and health standards. Several of these standards apply to many of the operations at all Company facility locations. OSHA regulations set standards for employee protection, including medical surveillance, the use of respirators, protective clothing, hearing protection and personal protective equipment. OSHA specifies a maximum permissible exposure level for hazardous materials, including mercury. Company employees are required to receive hazardous waste training that includes training to respond to an accidental spill or release of a hazardous material during processing, recycling or transportation activities. Failure to comply with OSHA standards could lead to fines or penalties. The inability to immediately correct a serious problem could lead to curtailed operations or even closure until the problem is corrected.

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

         TOXIC SUBSTANCES CONTROL ACT (TSCA) OF 1976. The act established a system for identifying and evaluating environmental and health effects of existing chemicals and any new substances entering the U.S. market. TSCA provides for regulation of chemical substances and mixtures that present an unreasonable risk of injury or health to the environment. As part of its business, the Company may handle and/or transport substances (Polychlorinated Biphenyls -- PCBs) subject to TSCA regulations. All of the Company's facilities are currently subject to these regulations since it transports, consolidates, stores and ships PCB lighting ballasts for recycling. Failure to comply with any of the handling, storage, record keeping or transportation requirements could lead to fines or penalties for the Company.

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

         In Wisconsin, the primary responsibility for environmental programs rests with the Wisconsin Department of Natural Resources ("WDNR"). The WDNR is responsible for developing environmental regulations, issuing permits, investigating violations of environmental requirements and initiating administrative actions. WDNR environmental regulations are contained within the Wisconsin Administrative Code. The Union Grove Retorting Facility is subject to all of the WDNR's environmental regulations. The Company's Indiana facility is regulated by the Indiana Department of Environmental Management and the Georgia facility is subject to regulations administered by the Georgian Department of Natural Resources. The Company's New York facility is subject to regulations administered by the New York Department of Environmental Conservation.

         In addition to state regulations, counties and municipalities may issue operating licenses or permits to operate Company facilities. Failure to comply with these requirements may also result in curtailed Company operations, fines and penalties or even closure of Company facilities. The Company's Roseville Lamp Recycling Facility is located in Ramsey County, Minnesota and some programs at the facility are regulated by the county. The Special Hazardous Waste Program is licensed and regulated by Ramsey County which has been granted authority by the MPCA to regulate such program.

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

         The primary cost of complying with the above laws and regulations is the establishment of assurance funds which are available to cover processing and closure costs related to the Company's facilities. In certain jurisdictions, the Company has funded these obligations with cash held in restricted accounts and in other jurisdictions this obligation has been funded with insurance. At December 31, 1998, the Company has approximately $91,000 deposited in closure trust funds. In addition, the Company had ongoing regulatory permit related costs that totaled approximately $36,000 in 1998.

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

EMPLOYEES

         As of March 10, 1999 the Company employed 51 persons, all of which are full-time. No employee is covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes that its relationships with its employees are good.

ITEM 2. PROPERTIES

         The Company's corporate headquarters are located in Mankato, Minnesota. The Company leases approximately 1,600 square feet of office space pursuant to a lease expiring in January, 2001. The Company leases its 6,500 square foot Roseville facility pursuant to a lease expiring in March, 2002. The Company leases its 25,000 square foot Union Grove facility pursuant to a lease expiring in May, 2007, with four renewal options for five years each. The Company leases its 5,000 square foot Kenosha storage facility pursuant to a month to month lease. The 10,000 square foot Indianapolis facility is rented pursuant to a lease expiring in December, 2001. The Company leases its 12,750 square foot Atlanta storage facility pursuant to a lease expiring in February, 2002, with one three year renewal option. The Company leases its 2,600 square foot Albany storage facility pursuant to a lease which expires in May 2001, with three renewal options totaling nine years.

ITEM 3. LEGAL PROCEEDINGS

         In February 1999, the Company received a Notice of Violation from the WDNR alleging violation of certain state hazardous waste regulations relating to its Union Grove Facility. The WDNR's letter identified several alleged violations and informed the Company it has the authority to impose monetary penalties. The Company has responded to these violations and is working with the WDNR towards resolution. It is not known at this time if the Notice of Violation will result in a legal complaint, monetary penalty, or any other future regulatory ramification that would have a material adverse effect on the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on the NASDAQ Small Cap Market since March 5, 1997, the closing date of its initial public offering. The following table sets forth the range of high and low closing sales prices for the Company's Common Stock by NASDAQ for the periods indicated below:



-------------------------------------------------------------------------------
                               Fiscal 1998                 Fiscal 1997
-------------------------------------------------------------------------------
                            High          Low           High          Low
                            ----          ---           ----          ---
First Quarter (1)          $4.00         $2.25         $5.125        $4.75
Second Quarter             $5.00         $3.375        $5.25         $4.375
Third Quarter              $4.875        $3.625        $5.125        $4.625
Fourth Quarter             $4.375        $2.875        $5.125        $2.094
-------------------------------------------------------------------------------


(1) The 1997 period represents the period from March 5, 1997 to March 31, 1997.

         As of March 10, 1999, there were approximately 450 record holders of the Company's Common Stock. The Company has not paid dividends on its Common Stock, and the Board of Directors presently intends to retain all earnings, if any, for use in the Company's business for the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in connection with the Company's consolidated financial statements and related notes thereto included within this document.

RESULTS OF OPERATIONS

         OVERVIEW. The Company provides services to mercury waste generators to reduce the risk of liability associated with mercury waste disposal. The Company currently operates a mercury waste retorting facility in Union Grove, Wisconsin, a facility for recycling and storing fluorescent and other mercury-containing lamps in Roseville, Minnesota and mercury waste storage and collection facilities in Kenosha, Wisconsin, Indianapolis, Indiana, Atlanta, Georgia and Albany, New York. In March, 1998, the Company added lamp recycling, storage and additional retorting capability at its Union Grove Facility.

         On May 11, 1998 the Company completed the acquisition of certain assets and liabilities relating to the mercury remediation, recycling and refining business of Mercury Refining Company, Inc., ("MERECO"). MERECO, located in Albany, New York, had been one of the nation's leading mercury recovery companies for over 40 years. The acquired assets include an 888 drum permitted storage facility, MERECO's existing customer list and certain processing technology and equipment. This acquisition significantly increased the Company's storage capacity and expanded the Company's customer base.

         REVENUES. Total revenues were $6,299,396 for the year ended December 31, 1998 compared to $2,862,208 for the year ended December 31, 1997, an increase of $3,437,188 or 120%

         Mercury retorting revenues, which exclude any recovery for business interruption insurance claims discussed below, were $3,464,452 for the year ended December 31, 1998 compared to $1,428,960 for the year ended December 31, 1997, an increase of $2,035,492 or 142%. The Company has continued to experience mercury retorting revenue growth resulting from what the Company believes is the increasing impact of its national sales force implemented in 1997, coupled with increased processing and storage capability at the Union Grove Facility and revenues generated and storage acquired in the MERECO acquisition. The Company has expanded its Union Grove Facility which significantly increased retorting capacity, added lamp processing capacity and added hazardous waste storage capability. In March 1998, the WDNR granted the Company a variance which will allow the Company to store up to 181 drums of hazardous waste. The variance is to remain in effect until the WDNR issues the final hazardous waste storage permit. This added capability has allowed the Company to pursue larger projects. In 1998, the Company secured a number of large contracts, the largest of which exceeded $500,000. This growth and expansion has been achieved in spite of business interruptions that negatively affected revenues in both the fourth quarters of 1998 and 1997.

         Lamp Recycling revenues were $2,834,944 for the year ended December 31, 1998 compared to $1,433,248 for the year ended December 31, 1997, an increase of $1,401,696 or 98%. This increase is due primarily to the acquisition of certain assets of Ballast & Lamp Recycling, Inc. in September, 1997 which expanded the Company's lamp recycling market in the Midwest and Southeast.

         For the year ended December 31, 1998, the Company had one customer that accounted for 12% of revenues. The Company believes it has not been and will not be economically dependent on this customer.

         COST OF REVENUES. Cost of revenues consists primarily of direct labor costs to process the waste, transportation costs and direct facility overhead costs. Gross profit as a percent of revenue was 51% and 45% for the years ended December 31, 1998 and 1997, respectively.

         Mercury retorting gross profit percentages were 55% for each of the years ended December 31, 1998 and 1997. While the increased revenues in the 1998 more efficiently utilized the largely fixed cost structure of the Union Grove Facility, margins remained the same due primarily to some price erosion caused by competitive pressures and the continued expansion of the Union Grove Facility to support future revenue growth. Margins in both 1998 and 1997 were negatively affected by the business interruptions experienced. Lamp recycling gross profit percentages were 42% and 30% for the years ended December 31, 1998 and 1997, respectively. The improved margins in the 1998 periods are due to i) increased sales, resulting in more efficient utilization of lamp processing capacity and
ii) a 1998 focus on higher margin products and services.

         RESEARCH AND DEVELOPMENT. Research and development expense was $12,908 for the year ended December 31, 1998 compared to $137,137 for the year ended December 31, 1997. The significant decrease in the Company's development activities in 1998 was due to the completion of development of new lamp processing equipment, primarily the Model 3000.

         SALES AND MARKETING. Sales and marketing expense was $1,174,228 for the year ended December 31, 1998 compared to $940,300 for the year ended December 31, 1997, an increase of $233,928 or 25%. As a percent of revenues, sales and marketing expense was 19% and 33% for the years ended December 31, 1998 and 1997, respectively. The increase in expense was due primarily to sales staff acquired through business acquisitions, increased sales commissions and one-time consulting and travel costs related to transitioning MERECO customers.

         GENERAL AND ADMINISTRATIVE. General and administrative expense was $1,899,267 for the year ended December 31, 1998 compared to $1,262,879 for the year ended December 31, 1997, an increase of $636,388 or 50%. As a percent of revenues, general and administrative expense was 30% and 44% for the years ended December 31, 1998 and 1997, respectively. The increase in administrative expense in 1998 was principally due to increased amortization resulting from business acquisitions, personnel investments made to support the Company's growth, and professional fees and other costs associated with being a public company.

         BUSINESS INTERRUPTIONS. In September 1997, the Company had an electrical power problem that caused a short and took both of its ovens out of production at its Union Grove facility causing a seven-week production interruption. The Company has property and business interruption insurance and filed its claim in March, 1998. This claim was settled in September 1998 for approximately $663,000. As a result of this claim, the Company incurred expenses of $110,719 in 1997 and recorded a net recovery of $495,428 in 1998. The 1998 net recovery consists of the gross proceeds received from the insurance company, net of direct expenses incurred in 1998 consisting primarily of equipment repair costs and professional fees.

         On October 14, 1998, processing at the Union Grove Facility was interrupted after the Company received and mistakenly processed three drums of labeled mercury batteries that contained a small quantity of lithium batteries. The lithium batteries reacted in one of the Company's ovens, forcing open the oven. While no one was injured and there was no fire or structural damage, the incident necessitated an extensive clean up within the building. The Company, working closely with the WDNR, has revised operating procedures to include expanded battery sorting protocols and additional notification to customers regarding acceptance and packaging of materials. Processing resumed on November 9, 1998 after completion of the clean up.

         The Company experienced a loss of revenue due to this incident and as a result, the Company filed a business interruption insurance claim in February 1999. The claim, which is in excess of $750,000, seeks recovery of expenses incurred to repair the equipment damage and clean up the facility as well as for lost revenue during the interruption period. For the year ended December 31, 1998, the Company recorded a net charge of $50,422 related to this incident which consisted of repair and clean up expenses incurred, net of amounts received to date from the insurance company of $250,000. While the Company believes it has a reasonable basis for making its claim, the total amount recovered on the claim and related timing will ultimately be determined by settlement with the insurance company. The Company will record a final recovery on the claim upon reimbursement by the insurance company.

         In January 1999, the U. S. Occupational Safety and Health Administration ("OSHA") cited the Company for alleged violations of various OSHA standards at its Union Grove Facility with proposed penalties that were not material. The Company has contested these violations and is currently in the process of settlement negotiations. In February 1999, the Company received a Notice of Violation from the WDNR alleging violation of certain state hazardous waste regulations relating to its Union Grove Facility. The WDNR's letter identified several alleged violations and informed the Company it has the authority to impose monetary penalties. The Company has responded to these violations and is working with the WDNR towards resolution. It is not known at this time if the Notice of Violation will result in a legal complaint, monetary penalty, or any other future regulatory ramification that would have a material adverse effect on the Company's business. While the Company believes it has taken all necessary steps to address these regulatory concerns, the October 1998 interruption and related regulatory issues have and may continue to have a short-term negative impact on revenue growth and profitability.

         INTEREST INCOME AND EXPENSE. Interest income was $14,150 and $69,899 for the years ended December 31, 1998 and 1997, respectively. The decrease in 1998 was due to the decrease in cash and cash equivalents used to fund the Company's expansion in 1997 and 1998. Interest expense was $172,597 for the year ended December 31, 1998 compared to $72,001 for the year ended December 31, 1997, an increase of 140%. The 1998 increase is due to the debt incurred in connection with the MERECO acquisition and increased line of credit borrowings.

         INCOME TAXES. There was no income tax expense (benefit) recorded in 1998 or in 1997. At December 31, 1998, the Company has recorded a valuation allowance of approximately $361,000 on its net deferred tax assets due to the uncertainty of their realization. The realization of these deferred tax assets is dependent upon generating sufficient taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income. At December 31, 1998, the Company had net operating loss carryforwards, generated since the Company became a C Corporation, of approximately $610,000 that expire in 2012.

         NET INCOME (LOSS). Resulting from the factors discussed above, the Company recorded net income of $391,539 in 1998 compared to a net loss of $1,173,089 in 1997. Basic and diluted earnings per share was $0.11 in 1998 compared to a basic and diluted loss per share of $0.34 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $75,015 and working capital of $277,424 at December 31, 1998. Net cash provided by operating activities was $578,938 for the year ended December 31, 1998, primarily resulting from net income of $391,539 and depreciation and amortization of $710,798, offset by an increase in receivables of $591,821 due to increased sales and the insurance claim.

         Cash flows used in investing activities were $2,384,607 for the year ended December 31, 1998, consisting primary of payments for capital expenditures of $907,800 and the cash portion of the purchase price of MERECO of $1,516,517. The capital expenditures for the period relate primarily to the expansion of the Union Grove Retorting Facility. The Company expects equipment expenditures to significantly decrease in 1999.

         Cash provided by financing activities were $1,100,739 for the year ended December 31,1998, consisting of proceeds of $1,200,000 from a term loan used to fund the MERECO acquisition, borrowings of $220,000 under the Company's line of credit and proceeds received on exercise of stock options of $8,000, offset by payments on long-term debt of $327,261.

         In conjunction with the acquisition of MERECO in May 1998, the Company replaced its $600,000 revolving credit promissory note with Brad J. Buscher, its Chairman of the Board and Chief Executive Officer, with a $2,000,000 loan borrowed from Bankers American Capital Corporation ("BACC"), a corporation wholly owned by Brad J. Buscher. The $2,000,000 loan consists of a $1,200,000 term loan used to fund the MERECO acquisition and an $800,000 revolving credit loan to be used for working capital purposes. The term loan has a two-year term requiring quarterly payments, commencing on September 1, 1998, of $60,000 plus interest with the balance due in May 2000 and the revolving credit loan has a one-year term. Borrowings under the loans bear interest at 6% over the prime rate and are secured by all Company assets. The Company plans to renew the revolving credit loan in May 1999 under similar terms. At December 31, 1998, line of credit borrowings totaled $220,000.

         The Company's capital requirements will be significant for 1999 to fund operations, planned capital expenditures and potential acquisitions. The Company anticipates that its availability under its revolving credit loan, the proceeds from settlement of its outstanding insurance claim and cash generated by its operations will be sufficient to fund its working capital needs and capital expenditures for at least 12 months, excluding any additional business acquisitions. In addition to capital needed for any potential acquisitions, if the Company's business grows more rapidly than anticipated or if anticipated revenue increases do not materialize, the Company may require additional capital. There can be no assurance that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to the Company.

YEAR 2000 COMPLIANCE

         The Company has completed several tasks related to year 2000 compliance and is on schedule to complete the remaining tasks in the next six months. In June 1998, the Company purchased, from a worldwide supplier and developer of information systems, an enterprise-wide information system with written assurance from the developer that the system will correctly function across the year 2000. The Company is also in the process of upgrading its plant production software to become year 2000 compliant. With respect to non-IT applications, the Company is investigating issues related to the operation of each of its facilities, such as utilities and security systems. Each facility is being evaluated individually and upgrades to hardware and software are being addressed as they are encountered. The Company considers risks in this area to be minimal. Through December 31, 1998, the Company has spent approximately $60,000 in upgrading its hardware and software systems and plans to spend another $40,000 in the next six months.

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

         To supplement the above initiatives, the Company intends to prepare a contingency plan so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plan will be structured to address the continuity of its internal recycling processes and information systems as well as overall business operating risks, including potential external risks with vendors or customers. The Company anticipates the contingency plan to be substantially completed by September 1999.

FORWARD LOOKING STATEMENTS

         Statements contained in this report regarding the Company's future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of the Company to implement its marketing strategies and secure new customers, successfully operate its Union Grove Facility without interruption, receive favorable resolutions in the Company's present regulatory matters with OSHA and the WDNR, secure storage facilities at the Union Grove Facility and other parts of the country, receive its insurance claim settlement on a timely basis, manage anticipated growth, complete its year 2000 compliance initiatives and other Risk Factors included in the Registration Statement on Form SB-2, as amended, filed with the Securities and Exchange Commission (File No. 333-17399.)

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The information required by this item concerning the Company's directors and executive officers is incorporated by reference from the Company's Proxy Statement to be filed no later than 120 days following the close of the fiscal year ended December 31, 1998.

ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this item is hereby incorporated by reference from the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is hereby incorporated by reference from the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is hereby incorporated by reference from the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders.


                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)      Financial Statements

         The financial statements filed as part of this Annual Report on Form 10-KSB are described in the Index to Consolidated Financial Statements on page F-1.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)      Exhibits



     EXHIBIT NO.                            DESCRIPTION
     -----------                            ------------

         2        Asset Purchase Agreement by and between Mercury Waste Solutions, Inc. and U.S. Environmental,
                  Incorporated dated January 4, 1996. (1)
         2.1      Asset Purchase Agreement dated March 11, 1998 by and between MWS New York, Inc. and Mercury
                  Refining Company, Inc. (4)
         3.1      Articles of Incorporation (1)
         3.2      By-laws (1)
         10.1     Commercial Lease dated February 25, 1993 for premises located at 2007 West County Road C-2.
         10.2     Security Agreement by and between the Company and Bradley J. Buscher dated January 4, 1996. (1)
         10.3     Employment Agreement by and between Mercury Waste Solutions, Inc. and Mark Edlund dated as of
                  January 4, 1996. (1)
         10.4     Amended and Restated Distribution Rights Bill of Sale Agreement by and between the Company and
                  USE dated November 30, 1996. (1)
         10.5     Management Consulting Agreement by and between Bankers American Capital Corporation dated as of
                  January 4, 1996. (1)
         10.6     Bill of Sale Agreement dated September 12, 1996 between Resource Technology, Inc. Mercury Waste
                  Solutions, Inc. and certain other parties. (1)
         10.7     Amended and Restated Model 2000 Agreement dated September 12, 1996 between ResourceTechnology,
                  Inc. and Mercury Waste Solutions, Inc. (1)
         10.8     Mercury Waste Solutions, Inc. Stock Option Plan dated September 17, 1996. (1)
         10.9     Employment Agreement by and between Mercury Waste Solutions, Inc. and Bradley J. Buscher dated as of January 22, 1997. (1)

         10.10    Employment Agreement by and between Mercury Waste Solutions, Inc. and Donald J. Wodek dated as of
                  January 22, 1997. (1)
         10.11    Revolving Credit Promissory Note by and between Mercury Waste Solutions, Inc. and Bradley J.
                  Buscher dated as of January 22, 1997. (1)
         10.12    Non Statutory Stock Option Agreement by and between Mercury Waste Solutions, Inc. and Donald J.
                  Wodek dated as of January 22, 1997. (1)
         10.13    Subordination Agreement by and between Bradley J. Buscher and Capital Partners, Ltd. dated
                  January 22, 1997. (1)
         10.14    Lease dated July 15, 1997 by and between Durand Properties and Mercury Waste Solutions, Inc.
                  for premises located at 21211 Durand Ave., Union Grove, Wisconsin 53182. (2)
         10.15    Employment Agreement by and between Mercury Waste Solutions, Inc. and Todd J. Anderson dated as of September 6, 1997. (3)
         10.16    Incentive Stock Option Agreement by and between Mercury Waste Solutions, Inc. and Todd J.
                  Anderson dated as of November 11, 1997. (3)
         10.17    Lease dated May 11, 1998 between Mercury Refining Company, Inc. and 26 Railroad Ave., Inc. and
                  MWS New York, Inc. (a wholly-owned subsidiary of Mercury Waste Solutions, Inc. for premises located at 26 Railroad Avenue, Albany New York, 12205. (5)
         10.17    Loan Agreement dated May 8, 1998 by and between Bankers American Capital Corporation and Mercury
                  Waste Solutions, Inc. (5)
         10.18    Warrant Agreement dated May 8,1998 between Bankers American Capital Corporation and Mercury Waste
                  Solutions, Inc. (5)
         11       Computation of Earnings (Loss) Per Common and Common Equivalent Share.
         23.1     Consent of McGladrey & Pullen, LLP.
         27       Financial Data Schedule.

----------------------

         (1)      Filed as an exhibit to Registration Statement on Form SB-2, as amended (SEC file no. 333-17399)
                  filed on February 25, 1997 and incorporated herein by reference.
         (2)      Filed as an exhibit to Form 10-QSB for the third quarter of fiscal 1997, filed on November 14,
                  1997, and incorporated herein by reference.
         (3)      Filed as an exhibit to Form 10-KSB for the year ended December 31, 1997, filed on March 31, 1998, and incorporated herein by reference.
         (4)      Filed as an exhibit to Form 10-QSB for the first quarter of fiscal 1998, filed on May 15, 1998, and incorporated herein by reference.
         (5)      Filed as an exhibit to Form 8-K filed on May 22, 1998, and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     MERCURY WASTE SOLUTIONS, INC.

                                     by:    /s/  BRAD J. BUSCHER
                                        ---------------------------------------
                                             Brad J. Buscher
                                             Chairman of the Board of Directors
                                               and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 1999.


NAME                                                TITLE
----                                                -----

        /s/ BRAD J. BUSCHER                         Chairman of the Board of Directors
----------------------------------------------      and Chief Executive Officer
        Brad J. Buscher


        /s/ TODD J. ANDERSON                        Chief Financial Officer and Treasurer
----------------------------------------------
        Todd J. Anderson


        /s/ MARK G. EDLUND                          President and Director
----------------------------------------------
        Mark G. Edlund


        /s/ ALAN R. GEIWITZ                         Director
----------------------------------------------
        Alan R. Geiwitz


        /s/ JOEL H. GOTTESMAN                       Director
----------------------------------------------
        Joel H. Gottesman


        /s/ ROBERT L. ETTER                         Director
----------------------------------------------
        Robert L. Etter


        /s/ FRANK L. FARRAR                         Director
----------------------------------------------
        Frank L. Farrar

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

     Notes to consolidated financial statements                      F-9 - F-18

-------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Mercury Waste Solutions, Inc. and Subsidiaries
Mankato, Minnesota

We have audited the accompanying consolidated balance sheets of Mercury Waste Solutions, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Waste Solutions, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis, Minnesota
February 8, 1999

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

ASSETS (NOTES 2 AND 4)                                                  1998          1997
---------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                       $   75,015    $  779,945
     Accounts receivable, less allowance for doubtful accounts of
         $55,000 in 1998 and $40,000 in 1997 (Note 9)                 1,309,757       867,936
     Insurance claim receivable (Note 6)                                150,000             -
     Other current assets                                               265,138       195,749
                                                                     ------------------------
                   TOTAL CURRENT ASSETS                               1,799,910     1,843,630
                                                                     ------------------------

Property and Equipment, at cost
     Leasehold improvements                                             420,160       198,462
     Furniture, fixtures, and equipment                                 370,279       279,039
     Plant equipment                                                  1,915,910       958,683
     Construction in progress                                            49,788       182,623
                                                                     ------------------------
                                                                      2,756,137     1,618,807

     Less accumulated depreciation                                      610,700       303,625
                                                                     ------------------------
                                                                      2,145,437     1,315,182
                                                                     ------------------------

Other Assets
     Cash restricted for closure (Note 6)                                91,278       130,988
     Intangible assets, net (Note 3)                                  2,711,897     1,540,382
                                                                     ------------------------
                                                                      2,803,175     1,671,370
                                                                     ------------------------
                   TOTAL ASSETS                                      $6,748,522    $4,830,182
                                                                     ========================

See Notes to Consolidated Financial Statements.

LIABILITIES AND SHAREHOLDERS' EQUITY                                                   1998          1997
--------------------------------------------------------------------------------------------------------------
Current Liabilities
     Line of credit (Note 4)                                                       $   220,000     $         -
     Current portion of long-term debt                                                 462,393         107,646
     Accounts payable                                                                  395,714         470,543
     Accrued expenses                                                                  337,342         269,718
     Deferred revenue                                                                  107,037          60,309
                                                                                   ---------------------------
                   TOTAL CURRENT LIABILITIES                                         1,522,486         908,216
                                                                                   ---------------------------

Long-Term Liabilities
     Long-term debt, less current portion (Note 4)                                   1,072,571         250,290
     Closure funds (Note 6)                                                             30,300          10,300
                                                                                   ---------------------------
                                                                                     1,102,871         260,590
                                                                                   ---------------------------

Commitments and Contingencies (Note 6)

Shareholders' Equity (Notes 7 and 8)
     Common stock, $0.01 par value; 10,000,000 shares authorized; 3,480,097 and
         3,464,097 shares issued and outstanding in
         1998 and 1997, respectively                                                    34,801          34,641
     Additional paid-in capital                                                      4,792,394       4,722,304
     Accumulated deficit                                                              (704,030)     (1,095,569)
                                                                                   ---------------------------
                                                                                     4,123,165       3,661,376
                                                                                   ---------------------------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 6,748,522     $ 4,830,182
                                                                                   ===========================

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                   1998           1997
----------------------------------------------------------------------------------------------------------
Revenues (Note 9)                                                              $ 6,299,396     $ 2,862,208
Cost of revenues                                                                 3,108,013       1,582,160
                                                                               ---------------------------
                   GROSS PROFIT                                                  3,191,383       1,280,048
                                                                               ---------------------------

Operating expenses:
     Research and development                                                       12,908         137,137
     Sales and marketing                                                         1,174,228         940,300
     General and administrative                                                  1,899,267       1,262,879
                                                                               ---------------------------
                                                                                 3,086,403       2,340,316
                                                                               ---------------------------

                   OPERATING INCOME (LOSS)                                         104,980      (1,060,268)

Business interruption claim recovery (expenses), net (Note 6)                      445,006        (110,719)
Interest income                                                                     14,150          69,899
Interest expense (Note 4)                                                         (172,597)        (72,001)
                                                                               ---------------------------
                   NET INCOME (LOSS)                                           $   391,539     $(1,173,089)
                                                                               ===========================

Basic and diluted earnings (loss) per common share                             $      0.11     $     (0.34)

Weighted-average number of common and common equivalent shares outstanding:
     Basic                                                                       3,480,053       3,498,512
     Diluted                                                                     3,558,858       3,498,512

See Notes to Consolidated Financial Statements.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                Common Stock         Additional                        Total
                                                            --------------------      Paid-In      Accumulated     Shareholders'
                                                             Shares      Amount       Capital         Deficit         Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                  2,249,097    $22,491    $ 1,246,649     $  (985,446)    $   283,694
     Initial public offering of common stock, net of
         commissions and offering costs of $1,065,062
         (Note 7)                                           1,095,000     10,950      4,398,988               -       4,409,938
     Reclassification of S Corporation accumulated
         deficit to additional paid-in capital pursuant
         to termination of S Corporation status (Note 7)            -          -     (1,062,966)      1,062,966               -
     Compensation expense on stock option grants
         (Note 8)                                                   -          -          5,833               -           5,833
     Exercise of warrants (Note 7)                            120,000      1,200        133,800               -         135,000
     Net loss                                                       -          -              -      (1,173,089)     (1,173,089)
                                                            -------------------------------------------------------------------
Balance, December 31, 1997                                  3,464,097     34,641      4,722,304      (1,095,569)      3,661,376
     Exercise of stock options                                 16,000        160          7,840               -           8,000
     Compensation expense on stock option grants
         (Note 8)                                                   -          -          7,000               -           7,000
     Warrant issued in conjunction with acquisition
         (Note 7)                                                   -          -         55,250               -          55,250
     Net income                                                     -          -              -         391,539         391,539
                                                            -------------------------------------------------------------------
Balance, December 31, 1998                                  3,480,097    $34,801    $ 4,792,394     $  (704,030)    $ 4,123,165
                                                            ===================================================================

See Notes to Consolidated Financial Statements.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                           1998            1997
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net income (loss)                                                                  $   391,539     $(1,173,089)
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
         operating activities:
         Depreciation                                                                       342,988         204,168
         Amortization                                                                       367,810         167,083
         Noncash compensation                                                                 7,000           5,833
         Changes in assets and liabilities, net of effects of business acquisitions:
            Accounts and insurance receivable                                              (591,821)       (333,536)
            Other current assets                                                             21,899        (147,242)
            Accounts payable                                                                (74,829)        243,644
            Accrued expenses                                                                 67,624          94,356
            Deferred revenue                                                                 46,728          60,309
                                                                                        ---------------------------
                   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      578,938        (878,474)
                                                                                        ---------------------------

Cash Flows From Investing Activities
     Purchase of property and equipment                                                    (907,800)       (688,463)
     Acquisition of businesses                                                           (1,516,517)       (268,477)
     (Increase) decrease in restricted cash                                                  39,710         (56,856)
     Settlement of contingent consideration                                                       -         (75,000)
                                                                                        ---------------------------
                   NET CASH USED IN INVESTING ACTIVITIES                                 (2,384,607)     (1,088,796)
                                                                                        ---------------------------

Cash Flows From Financing Activities
     Net proceeds from issuance of common stock                                               8,000       4,528,846
     Increase in line-of-credit borrowings                                                  220,000               -
     Proceeds from long-term debt                                                         1,200,000               -
     Payments on long-term debt                                                            (327,261)     (1,736,631)
     Net proceeds on related-party demand note                                                    -         (45,000)
                                                                                        ---------------------------
                   NET CASH PROVIDED BY FINANCING ACTIVITIES                              1,100,739       2,747,215
                                                                                        ---------------------------

                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (704,930)        779,945

Cash and Cash Equivalents
     Beginning                                                                              779,945               -
                                                                                        ---------------------------
     Ending                                                                             $    75,015     $   779,945
                                                                                        ===========================

                                   (Continued)

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                        1998          1997
-------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
     Cash payments for interest                                                     $   171,048     $  86,025
                                                                                    =========================

Supplemental Schedules of Noncash Investing and Financial Activities
     Prepaid insurance funded by notes payable                                      $    91,288     $       -
     Closure fund liability capitalized in property and equipment                        20,000             -
     Subordinated debt satisfied by exercise of warrant                                       -       135,000
     Settlement of contingent consideration by issuance of long-term debt                     -       175,000
                                                                                    =========================

     Business acquisitions (Note 2):
         Fair value of assets acquired, primarily hazardous waste storage permit
             and customer list in 1998 and accounts receivable in 1997              $ 1,586,550     $ 191,562
         Purchase price assigned to goodwill                                            198,218       306,153
         Assumed accounts payable and accrued expenses                                        -      (229,238)
         Long-term debt issued                                                         (213,001)            -
         Issuance of warrant                                                            (55,250)            -
                                                                                    -------------------------
                   CASH PURCHASE PRICE                                              $ 1,516,517     $ 268,477
                                                                                    =========================

See Notes to Consolidated Financial Statements

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND BASIS OF PRESENTATION: Mercury Waste Solutions, Inc. and Subsidiaries (the Company) is in the business of providing mercury waste treatment and recycling solutions to mercury waste generators of all sizes.

The Company offers the following services:

* Mercury waste retorting: The Company operates a mercury waste retorting facility in Union Grove, Wisconsin (Union Grove Facility), that utilizes proprietary equipment to process mercury containing waste and the residual powder from fluorescent lamps.

* Lamp recycling: The Company operates a recycling facility in Roseville, Minnesota, (Roseville Facility) and Union Grove, Wisconsin, that utilizes proprietary equipment to recycle mercury-containing fluorescent lamps.

* Mercury waste collection and storage: In addition to the above recycling facilities, the Company has mercury waste collection facilities in Kenosha, Wisconsin; Indianapolis, Indiana; Atlanta, Georgia; and Albany, New York.

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

REVENUE RECOGNITION: The Company recognizes revenue for retorting and recycling services upon receipt and acceptance of the waste materials at its facilities. Concurrently, the estimated recycling and disposal costs for the waste materials are accrued. Amounts billed prior to services being performed are recorded as deferred revenue.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions are eliminated from the consolidated financial statements.

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

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

DEPRECIATION AND AMORTIZATION: Depreciation and amortization are provided using the straight-line method based on the estimated useful lives of individual assets over the following periods:

                                                          Years
-------------------------------------------------------------------------------
Furniture, fixtures, and equipment                               3-7
Leasehold improvements                                 Life of lease
Acquired equipment and facility rights                            10
Goodwill                                                          10
Other intangibles                                                5-7


ACCOUNTING FOR LONG-LIVED ASSETS: In accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company reviews its property, equipment, and intangible assets periodically to determine potential impairment by comparing the carrying value of the property and equipment and identified intangibles with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at the date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal) of the long-lived assets and identified intangibles.

Intangibles, including goodwill not identified with impaired assets, would continue to be evaluated to determine whether events or circumstances warrant revised estimates of useful lives pursuant to APB Opinion No. 17. To date, management has determined that no impairment of property, equipment, and intangible assets exists.

EARNINGS PER SHARE: Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing the loss or increasing the income per common share.

The weighted-average number of shares of common stock used to compute the basic earnings (loss) per share was increased by 78,805 shares using the treasury stock method for the year ended December 31, 1998, for the assumed exercise of warrants and employee stock options to acquire 689,711 shares, in computing the diluted per share data. Shares issuable upon exercise of the warrants and employee stock options, totaling 475,771, were not included in computing the diluted per share data for the year ended December 31, 1997, because to do so would have resulted in reducing the loss per share data as compared to the amounts reported for the basic per share data.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock issued and stock options and warrants granted with exercise prices below the assumed initial public offering (IPO) price during the 1997 period preceding the date of the initial filing of the registration statement (March 5, 1997) have been included in the 1997 calculation of loss per share as if they were outstanding for all periods through the effective date of the IPO.

INCOME TAXES: From inception through the date of the initial public offering, the net loss of the Company was reported in the individual income tax returns of the shareholders under provisions of Subchapter S of the Internal Revenue Code. As described in Note 7, the Company completed an initial public offering of its common stock. Upon completion of this sale, the Company's income tax status changed, and the Company is required to pay income taxes on its earnings subsequent to the date it became publicly owned, including deferred taxes existing at the time that the S Corporation status terminated. At that time, the Company adopted Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under SFAS No. 109, deferred taxes are provided for on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

SHORT- AND LONG-TERM DEBT: The fair value of the short- and long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The carrying value of the short- and long-term debt approximates fair value.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT INFORMATION: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS 131). SFAS 131 requires that a company report financial and descriptive information about its reportable operating segments, defined as those components of an enterprise about which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The adoption of SFAS 131 did not affect the Company's results of operations or financial position. The Company believes that it has one operating segment, although certain separate financial information by the Company's various locations is available to management. The Company is managed as a unit; specifically, it does not measure profit or loss or maintain assets separately for its revenue sources.

RECLASSIFICATIONS: Certain reclassifications have been made to the 1997 amounts to conform to the 1998 presentation.

NOTE 2. ACQUISITIONS

BLR: In September 1997, the Company acquired certain assets and liabilities of Ballast & Lamp Recycling, Inc. (BLR) for cash of $268,477. The primary business of BLR is the collection and storage of hazardous mercury-containing lighting debris and ballasts for recycling. BLR has collection facilities in Indianapolis, Indiana, and Atlanta, Georgia.

MERECO: In May 1998, the Company completed the purchase of certain assets relating to the mercury remediation, recycling, and refining business of Mercury Refining Co., Inc. (MERECO), located in Albany, New York. The acquired assets included a renewable permit to operate an 888 drum permitted storage facility under a long-term lease, certain processing and refining technology and equipment, and MERECO's existing customer list. The purchase price for the acquisition was $1,784,768 and consisted of $1,516,517 in cash, $213,001 in notes payable, and $55,250 in a warrant issued.

The acquisition was accounted for as a purchase, and accordingly, the results of operations of MERECO are included with the Company's since the date of acquisition. The purchase price was allocated as follows:

Equipment                                           $  246,550
Hazardous waste storage permit                         650,000
Customer list                                          500,000
Other intangibles                                      190,000
Goodwill                                               198,218
                                                    ----------
                                                    $1,784,768
                                                    ==========

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 2. ACQUISITIONS (CONTINUED)

Unaudited pro forma results of operations for the years ended December 31, 1998 and 1997, as though the Company acquired BLR and MERECO as of January 1, 1997, are as follows:

                                                 1998          1997
-------------------------------------------------------------------------------
Revenues                                      $6,922,996   $5,535,292
Net income (loss)                                453,469     (937,654)
Basic and diluted earnings (loss) per share         0.11        (0.27)


NOTE 3. INTANGIBLES

Intangible assets consisted of the following:

                                                 1998         1997
-------------------------------------------------------------------------------
Goodwill                                      $1,077,454   $  879,236
Customer lists                                   807,260      306,153
Acquired equipment and facility rights           650,000      650,000
Permits                                          650,000           -
Other intangibles                                190,000           -
                                              ----------   ----------
                                               3,374,714    1,835,389

Less accumulated amortization                    662,817      295,007
                                              ----------   ----------
                                              $2,711,897   $1,540,382
                                              ==========   ==========


NOTE 4. DEBT ARRANGEMENTS

DEMAND NOTE: The Company has an $800,000 line of credit with Bankers American Capital Corporation (BACC), a related entity owned by its major shareholder and CEO, of which $220,000 was outstanding at December 31, 1998. The note is secured by all assets of the Company, bears interest at the prime rate plus 6 percent (7.75 percent at December 31, 1998), and expires in May 1999.

LONG-TERM DEBT:

                                                                         December 31
                                                                   -------------------------
                                                                      1998           1997
--------------------------------------------------------------------------------------------
Prime plus 6% term note payable to BACC, due in quarterly
  installments of $60,000, with balance due May 2000, secured
  by all company assets                                            $1,080,000     $        -
10% notes payable to related party, due in monthly
  installments of $11,550 to December 1, 2000, secured by all
  assets of the Company                                               250,289        357,936

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 4. DEBT ARRANGEMENTS (CONTINUED)

                                                                           December 31
                                                                   --------------------------
                                                                       1998            1997
---------------------------------------------------------------------------------------------
8-14% notes payable, due in varying monthly installments to
  April 2001, unsecured                                               204,675               -
                                                                   --------------------------
                                                                    1,534,964         357,936

Less current maturities                                               462,393         107,646
                                                                   --------------------------
                                                                   $1,072,571        $250,290
                                                                   ==========================


Annual maturities of long-term debt as of December 31, 1998, were as follows:

Years ending December 31:
     1999                                           $  462,000
     2000                                            1,054,000
     2001                                               19,000
                                                    ----------
                                                    $1,535,000
                                                    ==========


Interest expense to related parties totaled $155,742 and $56,525 for the years ended December 31, 1998 and 1997, respectively.

NOTE 5. INCOME TAXES

The components of deferred tax assets are as follows:

                                              December 31
                                        -----------------------
                                           1998        1997
---------------------------------------------------------------
Depreciation and amortization           $  53,000   $  60,000
Deferred revenue                           43,000      24,000
Accrued expenses and other                 20,000      16,000
Net operating loss                        245,000     423,000
Less valuation allowance                 (361,000)   (523,000)
                                        ---------------------
                                        $       -   $       -
                                        =====================


Federal income taxes are different from those which would be computed applying the statutory federal rates to income before income taxes. The following is a summary of the major items affecting federal and state income taxes:

                                                              December 31
                                                         -----------------------
                                                            1998        1997
--------------------------------------------------------------------------------
Federal taxes (benefit) at statutory rates               $ 137,000    $(411,000)
State taxes, net of federal deductibility                   25,000     (112,000)
Change in valuation allowance due to nonuse (use) of NOL  (178,000)     423,000
Other changes in valuation allowance                        16,000      100,000
                                                         -----------------------
                                                         $       -    $       -
                                                         =======================

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 5. INCOME TAXES (CONTINUED)

The deferred tax assets include a valuation allowance of $361,000 to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. At December 31, 1998, the Company has net operating losses of approximately $610,000 available to offset future taxable income through 2012.

NOTE 6. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES: The Company leases its facilities and certain equipment under noncancelable operating leases with unrelated third parties, expiring at various times through May 2007. In addition, the Company leases office space with a related party substantially owned by the Company's major shareholder and CEO. The lease calls for monthly rent of $1,250, subject to an increase in year three of the lease, and expires in January 2002. Management believes rental payments under this lease approximate amounts that would be payable to unrelated third parties for similar facilities. Certain facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities, and insurance.

Approximate future minimum rental commitments, excluding common area costs, under these noncancelable operating leases are:

Years ending December 31:
   1999                                              $  368,000
   2000                                                 297,000
   2001                                                 242,000
   2002                                                 151,000
   2003                                                 138,000
   Thereafter                                           515,000
                                                     ----------
                                                     $1,711,000
                                                     ==========

Rental expense, including common area costs and short-term equipment rentals, was approximately $499,000 and $283,000 for the years ended December 31, 1998 and 1997, respectively.

CONSULTING AGREEMENT: The Company has a consulting agreement effective through January 2000 with BACC. The consulting fees are $10,000 per month. Consulting expense for the years ended December 31, 1998 and 1997, totaled $120,000.

CLOSURE FUNDS: State environmental laws require that the Company provide assurance funds that would be available to cover processing and closure costs related to its facilities. In certain jurisdictions, the Company has funded this obligation with cash held in restricted accounts, and in other jurisdictions this obligation has been funded with insurance. As of December 31, 1998, the Company had deposited $91,278 in restricted cash accounts. The Company also has recorded a related liability of $30,300 representing an estimate to close its current facilities, should closure ever be required.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

BUSINESS INTERRUPTION CLAIMS: In September 1997, the Company had an electrical power malfunction that took certain of its recycling equipment out of operation, causing a business interruption for approximately seven weeks. The Company has property and business interruption insurance and filed its claim in March 1998. This claim was settled in September 1998 for approximately $663,000. As a result, the Company incurred expenses of $110,719 in 1997 and a net recovery of $495,428 in 1998. The 1998 amount consists of the gross proceeds received from the insurance company, net of direct expenses incurred in 1998, consisting primarily of equipment repair costs and professional fees.

In October 1998, the Company experienced another processing incident that took certain of its recycling equipment out of operation and necessitated an extensive cleanup inside its facility, causing a business interruption during the fourth quarter at this facility. The Company filed its claim relating to this incident in February 1999. The claim, which is in excess of $750,000, seeks recovery of expenses incurred to repair the equipment damage and clean up the facility, as well as for lost revenue during the interruption period. For the year ended December 31, 1998, the Company has recorded a net expense of $50,422 related to this incident, which consists of repair and cleanup expenses incurred, net of amounts received from the insurance company of $250,000, of which $150,000 was a receivable at December 31, 1998.

REGULATORY NOTICE: In February 1999, the Company received a Notice of Violation from the Wisconsin Department of Natural Resources (WDNR) alleging violation of certain state hazardous waste regulations. The WDNR's letter identified several alleged violations and informed the Company it has the authority to impose monetary penalties. The Company responded to these violations and is working with the WDNR towards resolution. It is not known at this time if the Notice of Violation will result in a legal complaint, monetary penalty, or any other future regulatory ramification that would have a material adverse effect on the Company's business.

NOTE 7. SHAREHOLDERS' EQUITY

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

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7. SHAREHOLDERS' EQUITY (CONTINUED)

WARRANTS: The Company has issued warrants in conjunction with various debt and equity transactions. A summary of warrant activity for the years ended December 31, 1998 and 1997, is as follows:

                                                 1998                     1997
                                        -----------------------  ------------------------
                                                   Weighted-                 Weighted-
                                                    Average                   Average
                                        Shares   Exercise Price  Shares    Exercise Price
-----------------------------------------------------------------------------------------
Outstanding at beginning of period      300,771      $4.85       320,771       $3.27
     Granted                            120,000       3.13       100,000        5.46
     Exercised                                -          -      (120,000)       1.13
                                        --------------------------------------------------
Outstanding at end of period            420,771      $4.36       300,771       $4.85
                                        ==================================================

Weighted-average fair value of
     warrants granted during the year                $0.46                     $   -



The 1998 warrants were granted in conjunction with the MERECO acquisition. In conjunction with providing the debt financing for the acquisition, BACC was granted a ten-year warrant to purchase 100,000 shares of common stock at $3.75. Pursuant to SFAS No. 123, the fair value of the warrant was measured based on the terms of the related debt. No value was assigned to this warrant as management determined that the effective interest rate of the debt was determined to be equal to the market rate for similar debt instruments with similar risk. In addition, a shareholder of MERECO was granted a warrant for the purchase of 20,000 shares of common stock at $0.001. The value of the warrant, which totaled $55,250, was capitalized as a component of the overall purchase price and was valued using the Black-Scholes option pricing model.

NOTE 8. STOCK OPTION PLAN

In September 1996, the Company adopted the Mercury Waste Solutions, Inc. Stock Option Plan (the Plan). The Plan permits the granting of "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options which do not meet the requirements of
Section 422. A total of 371,000 shares of the Company's common stock have been reserved for issuance pursuant to options granted or shares awarded under the Plan. Grants under that plan are accounted for following APB Opinion No. 25 and related interpretations. There was $7,000 and $5,883 compensation cost charged to income for the stock option grants for the years ended December 31, 1998 and 1997, respectively. Had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair value of awards (the method described in FASB Statement No. 123), reported net income (loss) and basic and diluted earnings (loss) per common share on a pro forma basis would have been as shown below:

                                               1998       1997
------------------------------------------------------------------
Net income (loss):
     As reported                             $391,539  $(1,173,089)
     Pro forma                                242,384   (1,186,559)
Basic and diulted earnings (loss) per share:
     As reported                                 0.11        (0.34)
     Pro forma                                   0.07        (0.34)

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 8. STOCK OPTION PLAN (CONTINUED)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                          1998       1997
---------------------------------------------------------

Expected dividend yield                      -          -
Expected stock price volatility          72.00%     53.00
Risk-free interest rate                   5.25%      6.01
Expected life of options (years)             3          3


A summary of the status of the plan at December 31, 1998 and 1997, and changes during the years then ended is as follows:

                                                  1998                          1997
                                        ------------------------     ----------------------------
                                                     Weighted-                      Weighted-
                                                     Average                         Average
                                        Shares    Exercise Price     Shares       Exercise Price
------------------------------------------------------------------------------------------------
Outstanding at beginning of period      175,000       $2.00          110,000          $0.67
  Granted                               130,000        3.45           80,000           3.66
  Exercised                             (16,000)       0.50                -              -
  Forfeited                             (20,000)       1.81          (15,000)          1.13
                                        ---------------------------------------------------
Outstanding at end of period            269,000       $2.80          175,000          $2.00
                                        ===================================================

Weighted-average fair value of
  options granted during the year                     $1.75                           $1.91


The following table summarizes information about stock options outstanding at December 31, 1998:

                                   Options Outstanding                        Options Exercisable
                    -------------------------------------------------    -----------------------------
                        Number       Weighted-Average                        Number
                    Outstanding at      Remaining        Weighted-       Exercisable at   Weighted-
   Range of          December 31,    Contractual Life     Average          December 31,    Average
Exercis Prices          1998             (Years)       Exercise Price         1998      Exercise Price
------------------------------------------------------------------------------------------------------
$0.50                  64,000              7.0             $0.50             16,000        $0.50
$2.75 - $3.88         160,000              9.2              3.29             73,000         3.54
$4.00 - $5.00          45,000              8.8              4.36              9,000         4.36
                    ----------------------------------------------------------------------------------
                      269,000              8.6             $2.80             98,000        $3.12
                    ==================================================================================


There were 19,000 options exercisable at December 31, 1997, with a weighted-average exercise price of $0.60.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 9. SOURCES OF REVENUE AND MAJOR

CUSTOMER The Company's revenues were derived from the following sources:

                                         1998       1997
---------------------------------------------------------
Mercury retorting                         55%         50%
Lamp recycling                            45%         50%
                                        -----------------
                                         100%        100%
                                        =================

The Company has one customer that accounted for 12 and 11 percent of total revenues in 1998 and 1997, respectively. At December 31, 1998, the receivable balance from this customer was approximately $123,000.

NOTE 10. INCENTIVE SAVINGS PLAN

Effective January 1, 1998, the Company adopted an incentive savings plan that covers all eligible employees. Employees are permitted to make voluntary contributions up to 20 percent of their annual aggregate compensation. The plan also provides for a company-sponsored match to be determined each year. In 1998, the Company match was 50 percent of employee contributions, to a maximum of 6 percent of compensation. The Company has the option of making discretionary contributions. For an employee to be eligible for matching and discretionary contributions, she/he must complete one year of service. The Company contributed approximately $35,700 in 1998.