Form 10QSB
period 1999-03-31
MERCURY WASTE SOLUTIONS INC
filed 1999-05-17
CIK 1028262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               Yes _X_     No ___

The number of shares outstanding of each of the Issuer's Common Stock, $.01 Par Value, as of March 31, 1999 was 3,480,097.

Transitional small business disclosure format:

                               Yes ___     No _X_

                          MERCURY WASTE SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                                            PAGE
                                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998               3
         Consolidated Statements of Operations for the three months ended March 31, 1999
         and 1998                                                                             4
         Consolidated Statements of Cash Flows for the three months ended March 31, 1999
         and 1998                                                                             5
         Notes to Consolidated Financial Statements                                           6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                           7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                    10
         Signatures                                                                          11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                MARCH 31,       DECEMBER 31,
                                                                                  1999              1998
                                                                              -----------       -----------
                                     ASSETS
Current Assets
    Cash and cash equivalents                                                 $   113,489       $    75,015
    Accounts receivable, less allowance for doubtful accounts of $40,000
       at March 31, 1999 and $55,000 at December 31, 1998                       1,149,294         1,309,757
    Insurance claim receivable                                                    434,000           150,000
    Other current assets                                                          312,351           265,138
                                                                              -----------       -----------
       TOTAL CURRENT ASSETS                                                     2,009,134         1,799,910
                                                                              -----------       -----------
Property and Equipment, at cost
    Leasehold improvements                                                        434,949           420,160
    Furniture, fixtures, and equipment                                            390,696           370,279
    Plant equipment                                                             1,951,029         1,915,910
    Construction in progress                                                       75,161            49,788
                                                                              -----------       -----------
       TOTAL PROPERTY AND EQUIPMENT                                             2,851,835         2,756,137
    Less accumulated depreciation                                                 725,267           610,700
                                                                              -----------       -----------
       NET PROPERTY AND EQUIPMENT                                               2,126,568         2,145,437
                                                                              -----------       -----------
Other Assets
    Cash restricted for closure                                                    93,402            91,278
    Intangible assets, net                                                      2,606,911         2,711,897
                                                                              -----------       -----------
       TOTAL OTHER ASSETS                                                       2,700,313         2,803,175
                                                                              -----------       -----------
         TOTAL ASSETS                                                         $ 6,836,015       $ 6,748,522
                                                                              ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Line of credit                                                            $   490,000       $   220,000
    Current portion of long-term debt                                             499,000           462,393
    Accounts payable                                                              428,791           395,714
    Accrued expenses                                                              344,487           337,342
    Deferred revenue                                                              112,977           107,037
                                                                              -----------       -----------
       TOTAL CURRENT LIABILITIES                                                1,875,255         1,522,486
                                                                              -----------       -----------
Long-Term Liabilities
    Long-term debt, net of current portion                                        958,801         1,072,571
    Closure fund                                                                   30,300            30,300
                                                                              -----------       -----------
       TOTAL LONG-TERM LIABILITIES                                                989,101         1,102,871
                                                                              -----------       -----------

Shareholders' Equity
    Common stock, $0.01 par value; shares issued and outstanding of
       3,480,097 at March 31, 1999 and December 31, 1998                           34,801            34,801
    Additional paid-in capital                                                  4,794,144         4,792,394
    Accumulated deficit                                                          (857,286)         (704,030)
                                                                              -----------       -----------
       TOTAL SHAREHOLDERS' EQUITY                                               3,971,659         4,123,165
                                                                              -----------       -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 6,836,015       $ 6,748,522
                                                                              ===========       ===========

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31, 1999    MARCH 31, 1998
                                                                                        --------------    --------------
Revenues                                                                                  $ 1,280,536       $ 1,345,658
Cost of Revenues                                                                              934,708           669,895
                                                                                          -----------       -----------
       Gross Profit                                                                           345,828           675,763
                                                                                          -----------       -----------

Operating Expenses
    Sales & Marketing                                                                         302,911           225,343
    General & Administrative                                                                  470,753           383,929
                                                                                          -----------       -----------
                                                                                              773,664           609,272
                                                                                          -----------       -----------
       Operating Income (Loss)                                                               (427,836)           66,491

Business interruption claim recovery,  net of direct expenses of $105,060 and $5,292
    in 1999 and 1998, respectively (Note 2)                                                   328,940           121,034
Interest Income                                                                                 2,124             7,655
Interest Expense                                                                              (56,484)           (8,518)
                                                                                          -----------       -----------
       Net Income (Loss) before Income Taxes                                                 (153,256)          186,662
Income tax expense (benefit)                                                                        0                 0
                                                                                          -----------       -----------
       Net Income (Loss)                                                                  $  (153,256)      $   186,662
                                                                                          ===========       ===========

    Basic and diluted income (loss) per share                                             $     (0.04)      $      0.05

    Weighted average number of common and
       common equivalent shares outstanding:
          Basic                                                                             3,480,097         3,479,919
          Diluted                                                                           3,480,097         3,627,028

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                       FOR THE THREE MONTHS ENDED
                                                                                                    MARCH 31, 1999    MARCH 31, 1998
                                                                                                    --------------    --------------
Cash Flows From Operating Activities
    Net Income(Loss)                                                                                   $(153,256)        $ 186,662
    Adjustments to reconcile net income (loss) to net cash used in (provided by) operating activities:
       Depreciation                                                                                      114,567            63,942
       Amortization                                                                                      114,978            53,568
       Non cash compensation                                                                               1,750             1,753
       Changes in assets and liabilities:
          Receivables                                                                                   (123,537)         (321,887)
          Other current assets                                                                             4,672           (81,322)
          Accounts payable                                                                                33,077            47,487
          Accrued expenses                                                                                 7,145           (82,103)
          Deferred revenue                                                                                 5,940            31,877
                                                                                                       ---------         ---------
             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                           5,336          (100,023)
                                                                                                       ---------         ---------

Cash Flows from Investing Activities
    Purchase of property and equipment and other assets                                                 (105,690)         (363,793)
    Increase in restricted cash                                                                           (2,124)          (28,620)
                                                                                                       ---------         ---------
             NET CASH USED IN INVESTING ACTIVITIES                                                      (107,814)         (392,413)
                                                                                                       ---------         ---------

Cash Flows From Financing Activities
    Payments on long-term debt                                                                          (129,048)          (25,915)
    Net borrowings on the line of credit                                                                 270,000                 0
    Net proceeds from exercise of stock options                                                                0             8,000
                                                                                                       ---------         ---------
             NET CASH PROVIDED BY  (USED IN) FINANCING ACTIVITIES                                        140,952           (17,915)
                                                                                                       ---------         ---------
                INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                            38,474          (510,351)
Cash and cash equivalents
    Beginning                                                                                             75,015           779,945
                                                                                                       ---------         ---------
    Ending                                                                                             $ 113,489         $ 269,594
                                                                                                       =========         =========
Supplemental Disclosures of Cash Flow Information
    Cash payments for interest                                                                         $  43,850         $   8,518
                                                                                                       =========         =========

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 1999

Note 1. - Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999, or any other period. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-KSB.

Note 2.  Insurance Recovery

            The Company settled its 1998 business interruption insurance claim related to an incident at its Union Grove Facility for approximately $684,000. Of this amount, $250,000 was recorded in fiscal 1998. As a result, for the three months ended March 31,1999, the Company recorded a net recovery on this claim of $328,940, which consisted of gross proceeds received from the insurance company of $434,000, net of direct expenses.

            The net recovery of $121,034 recorded for the three months ended March 31, 1998 represents net proceeds received from the insurance company related to a 1997 business interruption insurance claim.

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

            REVENUES. Total revenues were $1,280,536 for the three months ended March 31, 1999 compared to $1,345,658 for the three months ended March 31, 1998, a decrease of $65,122 or 5%.

            Mercury retorting revenues, which exclude any recovery from the business interruption insurance claims discussed below, were $620,991 for the three months ended March 31, 1999 compared to $684,907 for the three months ended March 31, 1998, a decrease of $63,916 or 9%. The Company believes the decrease in retort revenue is primarily due to the continuing impact caused by the October 1998 processing incident at the Union Grove Facility (see discussion below). The Company believes this incident has caused certain customers to delay shipments pending the completion of customer re-audits of the Union Grove Facility. The Company believes the re-audits are nearing completion. In addition, retort revenues can vary significantly from period to period due to the extent or lack of one-time large retort projects. For the three months ended March 31, 1999, the Company had no large retort projects as compared to approximately $100,000 for the three months ended March 31, 1998.

            Lamp Recycling revenues were $659,545 for the three months ended March 31, 1999 compared to $660,751 for the three months ended March 31, 1998. Strong revenue growth in the Southeast markets has been offset by decreases in the Midwest markets.

            COST OF REVENUES. Cost of revenues consists primarily of direct labor costs to process the waste, transportation costs and direct facility overhead costs. Gross profit as a percent of revenue was 27% and 50% for the three months ended March 31, 1999 and 1998, respectively.

            Mercury retorting gross profit percentages were 7% and 60% for the three months ended March 31, 1999 and 1998, respectively. The decrease in mercury retorting gross profit margin is due to the large fixed cost structure of the Union Grove Facility, which significantly increased from 1998 to 1999. In 1998, the Company expanded the Union Grove Facility and added processing and storage capability via the Mercury Refining Company, Inc. ("MERECO") acquisition to support larger anticipated revenues than those realized in the 1999 period. Lamp recycling gross profit percentages were 46% and 39% for the three months ended March 31, 1999 and 1998, respectively. The improved lamp recycling gross profit margin in 1999 is due primarily to a continued focus on higher margin products and services.

            SALES AND MARKETING. Sales and marketing expense was $302,911 for the three months ended March 31, 1999 compared to $225,343 for the three months ended March 31, 1998, an increase of $77,568 or 34%. As a percent of revenues, sales and marketing expense was 24% and 17% for the three months ended March 31, 1999 and 1998, respectively. The increase in expense was due primarily to sales staff acquired through business acquisitions and an increase in marketing and advertising related to the Company's lamp recycling products and services.

            GENERAL AND ADMINISTRATIVE. General and administrative expense was $470,753 for the three months ended March 31, 1999 compared to $383,929 for the three months ended March 31, 1998, an increase of $86,824 or 23%. As a percent of revenues, general and administrative expense was 37% and

29% for the three months ended March 31, 1999 and 1998, respectively. The increase in administrative expense in 1999 was principally due to increased amortization resulting from the MERECO acquisition.

            BUSINESS INTERRUPTIONS. In October 1998, a processing incident at the Union Grove Facility caused a business interruption for a significant part of the 1998 fourth quarter. The Company experienced a loss of revenue due to this incident and as a result, the Company filed a business interruption insurance claim in February 1999. The claim, which was in excess of $750,000, seeks recovery of expenses incurred to repair the equipment damage and clean up the facility as well as for lost revenue during the interruption period. The Company has settled this claim for approximately $684,000. Of this amount, $250,000 was recorded in 1998. As a result, for the three months ended March 31,1999, the Company recorded a net recovery on this claim of $328,940, which consisted of gross proceeds received from the insurance company of $434,000, net of direct expenses. The net recovery of $121,034 recorded for the three months ended March 31, 1998 represents net proceeds received from the insurance company related to a 1997 business interruption insurance claim.

            In January 1999, the U. S. Occupational Safety and Health Administration ("OSHA") cited the Company for alleged violations of various OSHA standards at its Union Grove Facility with proposed penalties that were not material. The Company has contested these violations and is currently in settlement negotiations with OSHA. In February 1999, the Company received a Notice of Violation from the Wisconsin Department of Natural Resources ("WDNR") alleging violation of certain state hazardous waste regulations relating to its Union Grove Facility. The WDNR's letter identified several alleged violations and informed the Company it has the authority to impose monetary penalties. The Company has responded to these violations and is working with the WDNR towards resolution. It is not known at this time if the Notice of Violation will result in a legal complaint, monetary penalty, or any other future regulatory ramification that would have a material adverse effect on the Company's business. While the Company believes it has taken all necessary steps to address these regulatory concerns, the October 1998 interruption and related regulatory issues have and may continue to have a short-term negative impact on revenue growth and profitability.

            INTEREST INCOME AND EXPENSE. Interest income was $2,124 and $7,655 for the three months ended March 31, 1999 and 1998, respectively. The decrease in 1999 was due to the decrease in cash and cash equivalents used to fund the Company's expansion in 1998. Interest expense was $56,484 for the three months ended March 31, 1999 compared to $8,518 for the three months ended March 31, 1998. The 1999 increase is due to the debt incurred in connection with the MERECO acquisition and increased line of credit borrowings.

            INCOME TAXES. There was no income tax expense (benefit) recorded in 1999 or in 1998. At March 31, 1999, the Company recorded a valuation allowance of approximately $400,000 on its net deferred tax assets due to the uncertainty of their realization. The realization of these deferred tax assets is dependent upon generating sufficient taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income. At December 31, 1998, the Company had net operating loss carryforwards of approximately $610,000 that expire in 2012.

            NET INCOME (LOSS). Resulting from the factors discussed above, the Company recorded a net loss of $153,256 for the three months ended March 31, 1999 compared to net income of $186,662 for the three months ended March 31, 1998. Basic and diluted loss per share was $0.04 for the three months ended March 31, 1999 compared to basic and diluted income per share of $0.05 for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

            The Company had cash of $113,489 and working capital of $133,879 at March 31, 1999. Net cash provided by operating activities was $5,336 for the three months ended March 31, 1999, primarily resulting form depreciation and amortization of $229,545, offset by the net loss of $153,256 and an increase in receivables of $123,537 due to the insurance claim.

            Cash flows used in investing activities were $107,814 for the three months ended March 31, 1999, consisting primarily of payments for capital expenditures related to the Union Grove Facility.

            Cash flows provided by financing activities were $140,952 for the three months ended March 31, 1999, consisting of borrowings of $270,000 under the Company's line of credit offset by payments on long-term debt of $129,048.

            In conjunction with the acquisition of MERECO in May 1998, the Company replaced its $600,000 revolving credit promissory note with Brad J. Buscher, its Chairman of the Board and Chief Executive Officer, with a $2,000,000 loan borrowed from Bankers American Capital Corporation ("BACC"), a corporation wholly owned by Brad J. Buscher. The $2,000,000 loan consists of a $1,200,000 term loan used to fund the MERECO acquisition and an $800,000 revolving credit loan to be used for working capital purposes. The term loan has a two-year term requiring quarterly payments, commencing on September 1, 1998, of $60,000 plus interest with the balance due in May 2000 and the revolving credit loan has a one-year term. Borrowings under the loans bear interest at 6% over the prime rate and are secured by all Company assets. The Company is in the process of negotiating a renewal with BACC on the revolving line of credit. At March 31,1999, line of credit borrowings totaled $490,000.

            The Company's capital requirements will be significant for 1999 to fund operations, planned capital expenditures and potential acquisitions. The Company anticipates that its availability under its revolving credit loan, the proceeds from settlement of its outstanding insurance claim and cash generated by its operations will be sufficient to fund its working capital needs and capital expenditures for at least 12 months, excluding any additional business acquisitions. In addition to capital needed for any potential acquisitions, if the Company's business grows more rapidly than anticipated or if anticipated revenue increases do not materialize, the Company may require additional capital. There can be no assurance that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to the Company. In addition, if anticipated revenue increases do not materialize in the short-term, the Company plans to take steps to reduce its overhead to be in line with its actual revenues realized.

YEAR 2000 COMPLIANCE

            The Company has completed several tasks related to year 2000 compliance and is on schedule to complete the remaining tasks in the next six months. In June 1998, the Company purchased, from a worldwide supplier and developer of information systems, an enterprise-wide information system with written assurance from the developer that the system will correctly function across the year 2000. The Company is also in the process of upgrading its plant production software to become year 2000 compliant. With respect to non-IT applications, the Company is investigating issues related to the operation of each of its facilities, such as utilities and security systems. Each facility is being evaluated individually and upgrades to hardware and software are being addressed as they are encountered. The Company considers risks in this area to be minimal. Through March 31, 1999, the Company has spent approximately $70,000 in upgrading its hardware and software systems and plans to spend another $30,000 in the next six months.

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

FORWARD LOOKING STATEMENTS

            Statements contained in this report regarding the Company's future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of the Company to implement its marketing strategies and secure new customers, successfully operate its Union Grove Facility without interruption, receive favorable resolutions in the Company's present regulatory matters with OSHA and the WDNR, secure storage facilities at the Union Grove Facility and other parts of the country, manage anticipated growth, complete its year 2000 compliance initiatives and other Risk Factors included in the Registration Statement on Form SB-2, as amended, filed with the Securities and Exchange Commission (File No. 333-17399.)


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (A)   Exhibits
                        27  --  Financial Data Schedule
            (B) Reports on Form 8-K - no reports of Form 8-K were filed during the quarter ended March 31,1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Mercury Waste Solutions, Inc.
                                       -----------------------------------------
                                       (registrant)



Dated: May 17, 1999                    /s/ BRAD J. BUSCHER
                                       -----------------------------------------
                                       Brad J. Buscher
                                       Chairman of the Board and Chief Executive
                                       Officer




Dated: May 17, 1999                    /s/ TODD J. ANDERSON
                                       -----------------------------------------
                                       Todd J. Anderson
                                       Chief Financial Officer