Form 10QSB
period 1999-06-30
MERCURY WASTE SOLUTIONS INC
filed 1999-08-13
CIK 1028262

U.S. SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C. 20549
                                          FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                               Yes __X__ No _____.

The number of shares outstanding of each of the Issuer's Common Stock, $.01 Par Value, as of June 30, 1999 was 3,480,097.

Transitional small business disclosure format:

                               Yes _____ No __X__.

                          MERCURY WASTE SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:
          Consolidated Balance Sheets as of June 30, 1999 and
           December 31, 1998                                                  3
          Consolidated Statements of Operations for the three and
           six months ended June 30, 1999 and 1998                            4
          Consolidated Statements of Cash Flows for the three and
           six months ended June 30, 1999 and 1998                            5
          Notes to Consolidated Financial Statements                          6


Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  11
Item 4.   Submission of Matters to a Vote of Security Holders                11
Item 6.   Exhibits and Reports on Form 8-K                                   12
          Signatures                                                         13

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                              JUNE 30,       DECEMBER,31,
                                                                                1999            1998
                                                                            ------------     ------------
                                     ASSETS
Current Assets
    Cash                                                                    $     53,132     $     75,015
    Accounts receivable, less allowance for doubtful accounts of $40,000
       at June 30, 1999 and $55,000 at December 31, 1998                       1,239,983        1,309,757
    Insurance claim receivable                                                         0          150,000
    Other current assets                                                         306,854          265,138
                                                                            ------------     ------------
       TOTAL CURRENT ASSETS                                                    1,599,969        1,799,910
                                                                            ------------     ------------
 Property and Equipment, at cost
    Leasehold improvements                                                       466,484          420,160
    Furniture, fixtures, and equipment                                           412,395          370,279
    Plant equipment                                                            1,958,746        1,915,910
    Construction in progress                                                     100,198           49,788
                                                                            ------------     ------------
       TOTAL PROPERTY AND EQUIPMENT                                            2,937,823        2,756,137
    Less accumulated depreciation                                                843,010          610,700
                                                                            ------------     ------------
       NET PROPERTY AND EQUIPMENT                                              2,094,813        2,145,437
                                                                            ------------     ------------
Other Assets
    Cash restricted for closure                                                   93,888           91,278
    Intangible assets, net                                                     2,491,655        2,711,897
                                                                            ------------     ------------
       TOTAL OTHER ASSETS                                                      2,585,543        2,803,175
                                                                            ------------     ------------
         TOTAL ASSETS                                                       $  6,280,325     $  6,748,522
                                                                            ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Line of credit                                                          $    525,000     $    220,000
    Current portion of long-term debt                                            480,000          462,393
    Accounts payable                                                             403,082          395,714
    Accrued expenses                                                             326,840          337,342
    Deferred revenue                                                             117,951          107,037
                                                                            ------------     ------------
       TOTAL CURRENT LIABILITIES                                               1,852,873        1,522,486
                                                                            ------------     ------------
Long-Term Liabilities
    Long-term debt, net of current portion                                       849,032        1,072,571
    Closure fund                                                                  30,300           30,300
                                                                            ------------     ------------
       TOTAL LONG-TERM LIABILITIES                                               879,332        1,102,871
                                                                            ------------     ------------

Shareholders' Equity
    Common stock, $0.01 par value; shares issued and outstanding of
       3,480,097 at June 30, 1999 and December 31, 1998                           34,801           34,801
    Additional paid-in capital                                                 4,795,895        4,792,394
    Accumulated deficit                                                       (1,282,576)        (704,030)
                                                                            ------------     ------------
         TOTAL SHAREHOLDERS' EQUITY                                            3,548,120        4,123,165
                                                                            ------------     ------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $  6,280,325     $  6,748,522
                                                                            ============     ============

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                   FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                 JUNE 30, 1999     JUNE 30, 1998     JUNE 30, 1999     JUNE 30, 1998
                                                 -------------     -------------     -------------     -------------
Revenues                                         $   1,477,763     $   1,629,840     $   2,758,299     $   2,978,013
Cost of Revenues                                     1,037,487           731,065         1,972,195         1,398,041
                                                 -------------     -------------     -------------     -------------
       Gross Profit                                    440,276           898,775           786,104         1,579,972
                                                 -------------     -------------     -------------     -------------

Operating Expenses
    Sales & Marketing                                  302,330           296,896           605,241           523,318
    General & Administrative                           501,998           439,744           972,752           825,511
                                                 -------------     -------------     -------------     -------------
                                                       804,328           736,640         1,577,993         1,348,829
                                                 -------------     -------------     -------------     -------------
       Operating Income (Loss)                        (364,052)          162,135          (791,889)          231,143

Business interruption claim recovery, net of
    direct expenses                                          0                 0           328,940           121,034
Interest Income                                            477             1,477             2,601             6,614
Interest Expense                                       (61,715)          (35,282)         (118,198)          (43,799)
                                                 -------------     -------------     -------------     -------------
       Net Income (Loss) before Income Taxes          (425,290)          128,330          (578,546)          314,992
Income tax expense (benefit)                                 0                 0                 0                 0
                                                 -------------     -------------     -------------     -------------
       Net Income (Loss)                         $    (425,290)    $     128,330     $    (578,546)    $     314,992
                                                 =============     =============     =============     =============

    Basic and diluted income (loss) per share    $       (0.12)    $        0.04     $       (0.17)    $        0.09

    Weighted average number of common and
      common equivalent shares outstanding:
         Basic                                       3,480,097         3,480,097         3,480,097         3,480,008
         Diluted                                     3,480,097         3,543,080         3,480,097         3,585,054

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          FOR THE SIX MONTHS ENDED
                                                                       JUNE 30, 1999     JUNE 30, 1998
                                                                       -------------     -------------
Cash Flows From Operating Activities
    Net Income(Loss)                                                   $    (578,546)    $     314,992
    Adjustments to reconcile net income (loss) to net cash used in
      (provided by) operating activities:
         Depreciation                                                        232,310           139,183
         Amortization                                                        230,234           142,162
         Non cash compensation                                                 3,500             3,500
         Changes in assets and liabilities:
              Receivables                                                    219,774          (404,417)
              Other current assets                                           (41,716)          (88,780)
              Accounts payable                                                 7,368          (144,951)
              Accrued expenses                                               (10,502)          (12,865)
              Deferred revenue                                                10,914            39,963
                                                                       -------------     -------------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           73,336           (11,213)
                                                                       -------------     -------------

Cash Flows from Investing Activities
    Purchase of property and equipment and other assets                     (191,677)         (466,763)
    Acquisition of business                                                        0        (1,377,899)
    (Increase) decrease in restricted cash                                    (2,610)           42,035
                                                                       -------------     -------------
                NET CASH USED IN INVESTING ACTIVITIES                       (194,287)       (1,802,627)
                                                                       -------------     -------------

Cash Flows From Financing Activities
    Proceeds from long-term debt                                                   0         1,200,000
    Payments on long-term debt                                              (205,932)          (76,451)
    Net borrowings on the line of credit                                     305,000                 0
    Net proceeds from exercise of stock options                                    0             8,000
                                                                       -------------     -------------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                     99,068         1,131,549
                                                                       -------------     -------------
                                           DECREASE IN CASH                  (21,883)         (682,291)
Cash
    Beginning                                                                 75,015           779,945
                                                                       -------------     -------------
    Ending                                                             $      53,132     $      97,654
                                                                       =============     =============
Supplemental Disclosures of Cash Flow Information
    Cash payments for interest                                         $     111,761     $      20,035
                                                                       =============     =============

                 See Notes to Consolidated Financial Statements

                                 MERCURY WASTE SOLUTIONS, INC.

                           Notes to Consolidated Financial Statements
                                         June 30, 1999

Note 1. - Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999, or any other period. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-KSB.

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

            REVENUES. Total revenues were $1,477,763 and $2,758,299 for the three and six months ended June 30, 1999 compared to $1,629,840 and $2,978,013 for the three and six months ended June 30, 1998, a decrease of 9% and 7%, respectively.

            Mercury retorting revenues were $757,772 and $1,378,563 for the three and six months ended June 30, 1999 compared to $872,404 and $1,557,311 for the three and six months ended June 30, 1998, a decrease of 13% and 11%, respectively. The Company believes the decrease in retort revenue in 1999 is primarily due to the lack of one-time large retort projects secured. Retort revenues can vary significantly from period to period due to the extent or lack of one-time large retort projects, the nature and extent of which varies from year to year. For the three and six months ended June 30, 1999, the Company had large retort projects of $75,000 as compared to approximately $175,000 and $275,000 for the three and six months ended June 30, 1998. The Company believes revenue growth in 1999 has also been hindered by the October 1998 processing incident at the Union Grove Facility, pricing decreases from 1998 to 1999 due to increased competitive pressures and industry uncertainty regarding potential revisions to mercury treatment standards (see "Legislative Update").

            Lamp Recycling revenues were $719,991 and $1,379,736 for the three six months ended June 30, 1999 compared to $757,436 and $1,420,702 for the three and six months ended June 30, 1998, a decrease of 5% and 3%, respectively. Strong revenue growth in the Southeast markets has been offset by decreases in the Midwest markets.

            COST OF REVENUES. Cost of revenues consists primarily of direct labor costs to process the waste, transportation costs and direct facility overhead costs. Gross profit as a percent of revenue was 30% and 28% for the three and six months ended June 30, 1999 compared to 55% and 53% for the three and six months ended June 30, 1998.

            Mercury retorting gross profit percentages were 21% and 15% for the three and six months ended June 30, 1999 compared to 69% and 66% for the three and six months ended June 30, 1998. The decreases in mercury retorting gross profit margin is due to the large fixed cost structure of the Union Grove Facility, which significantly increased from 1998 to 1999. In 1998, the Company expanded the Union Grove Facility, added processing capacity and related staffing and added storage capability via the Mercury Refining Company, Inc. ("MERECO") acquisition to support larger anticipated revenues than those realized in the 1999 period. In addition, the October 1998 processing incident at the Union Grove Facility prompted the Company to implement additional protocols and safeguards, resulting in increased costs. Lamp recycling gross profit percentages were 39% and 42% for the three and six months ended June 30, 1999 compared to 39% and 39% for the three and six months ended June 30, 1998. The improved lamp recycling gross profit margin in 1999 is due primarily to a continued focus on higher margin products and services offset in part by increased facility costs resulting from the expansion of the Atlanta facility.

            SALES AND MARKETING. Sales and marketing expense was $302,330 and $605,241 for the three six months ended June 30, 1999 compared to $296,896 and $523,318 for the three and six months ended June 30, 1998, an increase of 2% and 16%, respectively. The increase in expense was due primarily to sales staff acquired through business acquisitions and an increase in marketing and advertising related to the Company's lamp recycling products and services.

            GENERAL AND ADMINISTRATIVE. General and administrative expense was $501,998 and $972,752 for the three and six months ended June 30, 1999 compared to $439,744 and $825,511 for the three and six months ended June 30, 1998, an increase 14% and 18%, respectively. The increase in administrative expense in 1999 was principally due to increased amortization resulting from the MERECO acquisition, increased professional fees related to the Company's regulatory issues and increased bad debt expense.

            BUSINESS INTERRUPTIONS. In October 1998, a processing incident at the Union Grove Facility caused a business interruption for a significant part of the 1998 fourth quarter. The Company experienced a loss of revenue due to this incident and as a result, the Company filed a business interruption insurance claim in February 1999. The claim, which was in excess of $750,000, sought recovery of expenses incurred to repair the equipment damage and clean up the facility as well as for lost revenue during the interruption period. The Company settled this claim for approximately $684,000. Of this amount, $250,000 was recorded in 1998. As a result, for the six months ended June 30, 1999, the Company recorded a net recovery on this claim of $328,940, which consisted of gross proceeds received from the insurance company of $434,000, net of direct expenses. The net recovery of $121,034 recorded for the six months ended June 30, 1998 represents net proceeds received from the insurance company related to a 1997 business interruption insurance claim.

            In January 1999, the U. S. Occupational Safety and Health Administration ("OSHA") cited the Company for alleged violations of various OSHA standards at its Union Grove Facility with proposed penalties that were not material. The Company has contested these violations and is currently in settlement negotiations with OSHA. In February 1999 and July 1999, the Company received a Notice of Violation from the Wisconsin Department of Natural Resources ("WDNR") alleging violation of certain state hazardous waste regulations relating to its Union Grove Facility. The WDNR's letters identified several alleged violations and informed the Company it has the authority to impose monetary penalties. The Company has responded to these violations and is working with the State of Wisconsin towards resolution of this civil proceeding. To date, the State of Wisconsin has not initiated any legal proceedings against the Company. It is not known at this time if this proceeding will result in legal action, civil monetary penalty, or any other future regulatory ramification that would have a material adverse effect on the Company's business. While the Company believes it has taken all necessary steps to address these regulatory concerns, these regulatory issues have and may continue to have a negative impact on revenue growth and profitability.

            INTEREST EXPENSE. Interest expense was $61,715 and $118,198 for the three and six months ended June 30, 1999 compared to $35,282 and $43,799 for the three and six months ended June 30, 1998. The 1999 increases are due to the debt incurred in connection with the MERECO acquisition and increased line of credit borrowings.

            INCOME TAXES. There was no income tax expense (benefit) recorded in 1999 or in 1998. At June 30, 1999, the Company recorded a valuation allowance of approximately $550,000 on its net deferred tax assets due to the uncertainty of their realization. The realization of these deferred tax assets is dependent upon generating sufficient taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income. At December 31, 1998, the Company had net operating loss carryforwards of approximately $610,000 that expire in 2012.

            NET INCOME (LOSS). Resulting from the factors discussed above, the Company recorded net losses of $425,290 and $578,546 for the three and six months ended June 30, 1999 compared to net income of $128,330 and $314,992 for the three and six months ended June 30, 1998. Basic and diluted loss per share was $0.12 and $0.17 for the three and six months ended June 30, 1999 compared to basic and diluted income per share of $0.04 and $0.09 for the three and six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash provided by operating activities was $73,336 for the six months ended June 30, 1999, primarily resulting from a decrease in receivables of $219,774 and depreciation and amortization of $462,544 offset by the net loss of $578,546

            Cash flows used in investing activities were $194,287 for the six months ended June 30, 1999, consisting primarily of payments for capital expenditures related to the Union Grove Facility.

            Cash flows provided by financing activities were $99,068 for the six months ended June 30, 1999, consisting of increased borrowings of $305,000 under the Company's line of credit offset by payments on long-term debt of $205,932.

            In conjunction with the acquisition of MERECO in May 1998, the Company entered into a $2,000,000 loan agreement with Bankers American Capital Corporation ("BACC"), a corporation wholly owned by Brad J. Buscher, its Chairman of the Board and Chief Executive Officer. The $2,000,000 loan consists of a $1,200,000 term loan used to fund the MERECO acquisition and an $800,000 revolving credit loan to be used for working capital purposes. The term loan has a two-year term requiring quarterly payments, commencing on September 1, 1998, of $60,000 plus interest with the balance due in May 2000 and the revolving credit loan has a one-year term. Borrowings under the loans bear interest at 6% over the prime rate and are secured by all Company assets. The Company renewed the line of credit with BACC until November, 1999 under similar terms. At June 30, 1999, line of credit borrowings totaled $525,000.

            The Company's capital requirements will be significant for the balance of 1999 to fund operations, planned capital expenditures, debt service and potential acquisitions. The Company anticipates that its availability under its revolving credit loan and cash generated by its operations will be sufficient to fund its working capital needs, debt service and capital expenditures for at least 6 months, excluding any extraordinary expenses associated with the Company's regulatory matters and any additional business acquisitions and provided that revenues increase in the short-term, which cannot be assured. To improve its short-term liquidity position, the Company is in the process of increasing its line of credit from $800,000 with BACC and is currently taking steps to reduce its overhead to be more in line with its actual revenues realized. There can be no assurance that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to the Company

LEGISLATIVE UPDATE

            New Fluorescent Lamp Management Rule. The U.S. Environmental Protection Agency (EPA) recently adopted new fluorescent lamp recycling rules. On July 6, 1999, the EPA added hazardous waste lamps (fluorescent and other-mercury-containing lamps) to the federal list of universal wastes regulated under the Resource Conservation and Recovery Act (RCRA). The EPA concluded that regulating spent hazardous waste lamps as a universal waste will lead to better management of these lamps and will facilitate compliance with hazardous waste requirements. Previously, the management of fluorescent lamps was primarily regulated at the state level with only a handful of states requiring recycling and/or hazardous waste treatment. The new federal regulation, effective January 2000, makes it easier and more cost-effective for generators to recycle fluorescent lamps. Handlers of universal wastes are subject to less stringent standards for storing, transporting and collecting these wastes, provided they are taken to recycling centers and not dumped in landfills. According to the EPA, the universal waste rule is designed to reduce the amount of hazardous waste items in the municipal solid waste stream and encourage the recycling of common hazardous wastes. Between 600 million to 1 billion fluorescent lamps are discarded annually according to the EPA and industry estimates, the vast majority of which are not recycled. While the Company believes this rule will increase the recycling of fluorescent lamps in the future, there can be no assurance that this will result in a significant increase in revenues.

            Potential Revisions to the Land Disposal Restrictions Mercury Treatment Standards. The Environmental Protection Agency (EPA), on May 28, issued an advance notice of proposed rulemaking

(ANPRM). The EPA is considering publication of a proposed rule to revise the 40 CFR part 268 Land Disposal Restrictions (LDR) treatment standards applicable to mercury-bearing wastes. The ANPRM is intended to give advance notice of EPA's comprehensive reevaluation of the treatment standards for mercury-bearing hazardous wastes as well as various options, issues and data needs related to potential mercury treatment standard revisions. The ANPRM focuses on several key issues with the current LDR mercury treatment standards including: incineration, retorting and source reduction options. The EPA has requested additional data and comments on these issues and options. The comment period for this ANPRM has been extended from July 27, 1999 to October 25, 1999.

            The EPA wants to investigate restricting the types of mercury waste that are incinerated under current standards and develop more information on the environmental impact of the treatment standards for the waste. The Resource Conservation and Recovery Act (RCRA) requires treatment of mercury-bearing wastes before they can be land-disposed. The EPA has stated that potential problems associated with mercury waste are significant, since mercury can leach out of hazardous wastes and be emitted from treatment processes such as incineration. The EPA has also noted that mercury and its compounds are mobile in the environment. The ANPRM stated that some evidence exists that, because mercury is a persistent, bioaccumulative, and toxic (BPT) substance, small releases may contribute to the buildup of mercury in the environment especially in the aquatic environment. These small releases may increase the potential for environmental and human health impacts.

            The nature, timing and extent of the amendments to the mercury treatment standards have not yet been determined. The Company cannot predict a likely outcome of this ANPRM due to its early stage, however, a lowering of the mercury treatment standards would increase the amount of merecury-bearing waste that could be directly land-disposed which in turn could have a future negative impact on the Company's retorting revenues.

YEAR 2000 COMPLIANCE

            The Company has completed several tasks related to year 2000 compliance and is on schedule to complete the remaining tasks before the end of the year. In June 1998, the Company purchased, from a worldwide supplier and developer of information systems, an enterprise-wide information system with written assurance from the developer that the system will correctly function across the year 2000. The Company is also in the process of upgrading its plant production software to become year 2000 compliant. With respect to non-IT applications, the Company is investigating issues related to the operation of each of its facilities, such as utilities and security systems. Each facility is being evaluated individually and upgrades to hardware and software are being addressed as they are encountered. The Company considers risks in this area to be minimal. Through June 30, 1999, the Company has spent approximately $70,000 in upgrading its hardware and software systems and plans to spend another $30,000 in the next six months.

            The Company has evaluated the extent to which it is vulnerable to the failure of third parties to solve their own year 2000 compliance issues by sending year 2000 compliance questionnaires to material vendors and evaluating responses. Because of the diversity of sources available for the supplies and services the Company needs to conduct its operations, the Company believes that the year 2000 issue will not have a material adverse effect on the Company's ability to provide its recycling services. Although the Company is not economically dependent on any one customer, the most reasonably likely worst case scenario for year 2000 problems would be the failure of a number of larger customers to become year 2000 compliant which in turn could have an adverse effect on the Company's financial position.

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

FORWARD LOOKING STATEMENTS

            Statements contained in this report regarding the Company's future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of the Company to implement its marketing strategies and increase revenues, successfully operate its Union Grove Facility without interruption, receive favorable resolutions in the Company's present regulatory matters with OSHA and the WDNR, secure storage facilities at the Union Grove Facility and other parts of the country, manage cash flow and maintain and/or secure adequate financing, complete its year 2000 compliance initiatives and other Risk Factors included in the Registration Statement on Form SB-2, as amended, filed with the Securities and Exchange Commission (File No. 333-17399.)


PART II          OTHER INFORMATION

Item 1.     Legal Proceedings

            In January 1999, the U. S. Occupational Safety and Health Administration ("OSHA") cited the Company for alleged violations of various OSHA standards at its Union Grove Facility with proposed penalties that were not material. The Company has contested these violations and is currently in settlement negotiations with OSHA. In February 1999 and July 1999, the Company received a Notice of Violation from the Wisconsin Department of Natural Resources ("WDNR") alleging violation of certain state hazardous waste regulations relating to its Union Grove Facility. The WDNR's letters identified several alleged violations and informed the Company it has the authority to impose monetary penalties. The Company has responded to these violations and is working with the State of Wisconsin towards resolution of this civil proceeding. To date, the State of Wisconsin has not initiated any legal proceedings against the Company. It is not known at this time if this proceeding will result in legal action, civil monetary penalty, or any other future regulatory ramification that would have a material adverse effect on the Company's business. While the Company believes it has taken all necessary steps to address these regulatory concerns, these regulatory issues have and may continue to have a negative impact on revenue growth and profitability.


Item 4.     Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Shareholders of Mercury Waste Solutions, Inc. was held on May 26, 1999. There were 3,480,097 shares of Common Stock entitled to vote at the meeting and a total of 3,191,744 shares were represented at the meeting. The following matters were voted upon:

            1.  Election of  directors

            The following directors were elected, each with 3,185,544 votes for, 0 votes against and 6,200 votes withheld:

            Brad J. Buscher
            Mark G. Edlund
            Alan R. Geiwitz
            Joel H. Gottesman
            Robert L. Etter
            Frank F. Farrar

Item 6.     Exhibits and Reports on Form 8-K

            (A)       Exhibits

            10.19     Amendment to Loan Agreement dated May 8, 1998 between
                      Bankers American Capital Corporation and Mercury Waste
                      Solutions, Inc.
            27        Financial Data Schedule

            (B) Reports on Form 8-K - no reports of Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                       Mercury  Waste Solutions, Inc.
                                       (registrant)



Dated: August 13, 1999                 \s\ BRAD J. BUSCHER
                                       -------------------
                                       Brad J. Buscher
                                       Chairman of the Board and Chief Executive
                                       Officer




Dated: August 13, 1999                 \s\ TODD J. ANDERSON
                                       --------------------
                                       Todd J. Anderson
                                       Chief Financial Officer