Form 10QSB
period 1999-09-30
MERCURY WASTE SOLUTIONS INC
filed 1999-11-12
CIK 1028262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                               Yes __X__ No _____.

The number of shares outstanding of each of the Issuer's Common Stock, $.01 Par Value, as of September 30, 1999 was 3,480,097.

Transitional small business disclosure format:

                               Yes _____ No __X__.

                          MERCURY WASTE SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX



                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:
          Consolidated Balance Sheets as of September 30, 1999 and
          December 31, 1998                                                    3
          Consolidated Statements of Operations for the three and nine
          months ended September 30, 1999 and 1998                             4
          Consolidated Statements of Cash Flows for the three and nine
          months ended September 30, 1999 and 1998                             5
          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   11
Item 6.   Exhibits and Reports on Form 8-K                                    11
          Signatures                                                          12

PART 1-FINANCIAL INFORMATION

Item 1.  Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                1999               1998
                                                                            -------------     -------------
                                     ASSETS
Current Assets
--------------
    Cash                                                                    $      31,473     $      75,015
    Accounts receivable, less allowance for doubtful accounts of $50,000
       at September 30, 1999 and $55,000 at December 31, 1998                   1,103,901         1,309,757
    Insurance claim receivable                                                          0           150,000
    Other current assets                                                          263,211           265,138
                                                                            -------------     -------------
       TOTAL CURRENT ASSETS                                                     1,398,585         1,799,910
                                                                            -------------     -------------
Property and Equipment, at cost
-------------------------------
    Leasehold improvements                                                        473,600           420,160
    Furniture, fixtures, and equipment                                            414,050           370,279
    Plant equipment                                                             2,040,848         1,915,910
    Construction in progress                                                       49,788            49,788
                                                                            -------------     -------------
       TOTAL PROPERTY AND EQUIPMENT                                             2,978,286         2,756,137
    Less accumulated depreciation                                                 965,608           610,700
                                                                            -------------     -------------
       NET PROPERTY AND EQUIPMENT                                               2,012,678         2,145,437
                                                                            -------------     -------------
Other Assets
------------
    Cash restricted for closure                                                    94,344            91,278
    Intangible assets, net                                                      2,376,399         2,711,897
                                                                            -------------     -------------
       TOTAL OTHER ASSETS                                                       2,470,743         2,803,175
                                                                            -------------     -------------
         TOTAL ASSETS                                                       $   5,882,006     $   6,748,522
                                                                            =============     =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
-------------------
    Line of credit                                                          $     735,000     $     220,000
    Current portion of long-term debt                                           1,160,000           462,393
    Accounts payable                                                              232,364           395,714
    Accrued expenses                                                              443,040           337,342
    Deferred revenue                                                              133,362           107,037
                                                                            -------------     -------------
       TOTAL CURRENT LIABILITIES                                                2,703,766         1,522,486
                                                                            -------------     -------------
Long-Term Liabilities
---------------------
    Long-term debt, net of current portion                                        104,154         1,072,571
    Closure fund                                                                   30,300            30,300
                                                                            -------------     -------------
       TOTAL LONG-TERM LIABILITIES                                                134,454         1,102,871
                                                                            -------------     -------------

Shareholders' Equity
--------------------
    Common stock, $0.01 par value; shares issued and outstanding of
       3,480,097 at September 30, 1999 and December 31, 1998                       34,801            34,801
    Additional paid-in capital                                                  4,797,645         4,792,394
    Accumulated deficit                                                        (1,788,660)         (704,030)
                                                                            -------------     -------------
         TOTAL SHAREHOLDERS' EQUITY                                             3,043,786         4,123,165
                                                                            -------------     -------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $   5,882,006     $   6,748,522
                                                                            =============     =============

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                 SEPT. 30, 1999     SEPT. 30, 1998     SEPT. 30, 1999     SEPT. 30, 1998
                                                 --------------     --------------     --------------     --------------
Revenues                                         $    1,330,067     $    1,821,444     $    4,088,366     $    4,799,457
Cost of Revenues                                        982,390            852,495          2,954,584          2,250,584
                                                 --------------     --------------     --------------     --------------
       Gross Profit                                     347,677            968,949          1,133,782          2,548,873
                                                 --------------     --------------     --------------     --------------

Operating Expenses
    Sales & Marketing                                   254,544            340,288            859,786            863,606
    General & Administrative                            521,596            524,742          1,494,348          1,350,255
                                                 --------------     --------------     --------------     --------------
                                                        776,140            865,030          2,354,134          2,213,861
                                                 --------------     --------------     --------------     --------------
       Operating Income (Loss)                         (428,463)           103,919         (1,220,352)           335,012

Business interruption claim recovery, net of
    direct expenses                                           0            348,794            328,940            469,878
Interest Income                                             789                932              3,391              7,546
Interest Expense                                        (78,410)           (66,761)          (196,609)          (110,560)
                                                 --------------     --------------     --------------     --------------
       Net Income (Loss) before Income Taxes           (506,084)           386,884         (1,084,630)           701,876
Income tax expense (benefit)                                  0                  0                  0                  0
                                                 --------------     --------------     --------------     --------------
       Net Income (Loss)                         $     (506,084)    $      386,884     $   (1,084,630)    $      701,876
                                                 ==============     ==============     ==============     ==============

    Basic and diluted income (loss) per share    $        (0.15)    $         0.11     $        (0.31)    $         0.20

    Weighted average number of common and
      common equivalent shares outstanding:
         Basic                                        3,480,097          3,480,097          3,480,097          3,480,038
         Diluted                                      3,480,097          3,585,226          3,480,097          3,585,111

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                FOR THE NINE MONTHS ENDED
                                                                                            SEPT. 30, 1999     SEPT. 30, 1998
                                                                                            --------------     --------------
Cash Flows From Operating Activities
------------------------------------
    Net Income(Loss)                                                                        $   (1,084,630)    $      701,876
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation                                                                              354,908            228,942
         Amortization                                                                              345,490            270,756
         Non cash compensation                                                                       5,251              5,250
         Changes in assets and liabilities:
              Receivables                                                                          355,856         (1,313,151)
              Other current assets                                                                   1,927            (79,517)
              Accounts payable                                                                    (163,350)          (123,082)
              Accrued expenses                                                                     105,698             61,237
              Deferred revenue                                                                      26,325             36,316
                                                                                            --------------     --------------
                NET CASH USED IN OPERATING ACTIVITIES                                              (52,525)          (211,373)
                                                                                            --------------     --------------

Cash Flows from Investing Activities
------------------------------------
    Purchase of property and equipment and other assets                                           (232,141)          (691,494)
    Acquisition of business                                                                              0         (1,436,925)
    (Increase) decrease in restricted cash                                                          (3,066)            40,986
                                                                                            --------------     --------------
                NET CASH USED IN INVESTING ACTIVITIES                                             (235,207)        (2,087,433)
                                                                                            --------------     --------------

Cash Flows From Financing Activities
------------------------------------
    Proceeds from long-term debt                                                                         0          1,200,000
    Payments on long-term debt                                                                    (270,810)          (199,139)
    Net borrowings on the line of credit                                                           515,000            510,000
    Net proceeds from exercise of stock options                                                          0              8,000
                                                                                            --------------     --------------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                                          244,190          1,518,861
                                                                                            --------------     --------------
                  DECREASE IN CASH                                                                 (43,542)          (779,945)
Cash
    Beginning                                                                                       75,015            779,945
                                                                                            --------------     --------------
    Ending                                                                                  $       31,473     $            0
                                                                                            ==============     ==============
Supplemental Disclosures of Cash Flow Information
    Cash payments for interest                                                              $      198,693     $       92,450
                                                                                            ==============     ==============

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements
                               September 30, 1999

Note 1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999, or any other period. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-KSB.

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

         REVENUES. Total revenues were $1,330,067 and $4,088,366 for the three and nine months ended September 30, 1999 compared to $1,821,444 and $4,799,457 for the three and nine months ended September 30, 1998, a decrease of 27% and 15%, respectively.

         Mercury retorting revenues were $575,695 and $1,954,256 for the three and nine months ended September 30, 1999 compared to $1,048,905 and $2,607,101 for the three and nine months ended September 30, 1998, a decrease of 45% and 25%, respectively. The Company believes the decrease in retort revenue in 1999 is primarily due to the lack of one-time large retort projects secured. Retort revenues can vary significantly from period to period due to the extent or lack of one-time large retort projects, the nature and extent of which varies from year to year. For the three and nine months ended September 30, 1999, the Company had large retort projects of $0 and $75,000, respectively, as compared to approximately $525,000 and $800,000 for the three and nine months ended September 30, 1998. The Company believes revenue growth in 1999 has also been hindered by the October 1998 processing incident at the Union Grove Facility, pricing decreases from 1998 to 1999 due to increased competitive pressures and industry uncertainty regarding potential revisions to mercury treatment standards (see "Legislative Update").

         Lamp Recycling revenues were $754,372 and $2,134,110 for the three and nine months ended September 30, 1999 compared to $772,539 and $2,192,356 for the three and nine months ended September 30, 1998, a decrease of 2% and 3%, respectively. Strong revenue growth in the Southeast markets has been offset by decreases in the Midwest markets.

         COST OF REVENUES. Cost of revenues consists primarily of direct labor costs to process the waste, transportation costs and direct facility overhead costs. Gross profit as a percent of revenue was 26% and 28% for the three and nine months ended September 30, 1999 compared to 53% and 53% for the three and nine months ended September 30, 1998.

         Mercury retorting gross profit percentages were 0% and 10% for the three and nine months ended September 30, 1999 compared to 55% and 58% for the three and nine months ended September 30, 1998. The decreases in mercury retorting gross profit margin is due to the large fixed cost structure of the Union Grove Facility, which significantly increased from 1998 to 1999. In 1998, the Company expanded the Union Grove Facility, added processing capacity and related staffing and added storage capability via the Mercury Refining Company, Inc. ("MERECO") acquisition to support larger anticipated revenues than those realized in the 1999 period. In addition, the October 1998 processing incident at the Union Grove Facility prompted the Company to implement additional protocols and safeguards, resulting in increased costs. Lamp recycling gross profit percentages were 46% and 44% for the three and nine months ended September 30, 1999 compared to 51% and 47% for the three and nine months ended September 30, 1998. The decreased gross profit margin in 1999 is due primarily to increased facility costs resulting from the expansion of the Atlanta facility coupled with lower sales.

         SALES AND MARKETING. Sales and marketing expense was $254,544 and $859,786 for the three and nine months ended September 30, 1999 compared to $340,288 and $863,606 for the three and nine months ended September 30, 1998, a decrease of 25% and 0%, respectively. The decrease in expense in the 1999 three month period was due primarily to a reduction in sales staff and one-time consulting and travel costs incurred in 1998 related to transitioning customers acquired in the MERECO acquisition. The decreased third quarter costs were offset by increased marketing costs related to the Company's lamp recycling products and services in the 1999 nine month period.

         GENERAL AND ADMINISTRATIVE. General and administrative expense was $521,596 and $1,494,348 for the three and nine months ended September 30, 1999 compared to $524,742 and $1,350,255 for the three and nine months ended September 30, 1998, resulting in a decrease in the three month period of 1% and an increase in the nine month period of 11%. The decrease in expense in the three month period is the result of cost-cutting measures implemented in the third quarter consisting primarily of personnel and related costs, offset in part by legal costs and accruals for potential penalties related to certain regulatory matters (see discussion below). The increase in administrative expense in the nine month period was principally due to increased amortization resulting from the MERECO acquisition, costs related the Company's regulatory matters and increased bad debt expense.

         BUSINESS INTERRUPTIONS AND REGULATORY MATTERS. In October 1998, a processing incident at the Union Grove Facility caused a business interruption for a significant part of the 1998 fourth quarter. The Company experienced a loss of revenue due to this incident and as a result, the Company filed a business interruption insurance claim in February 1999. The claim, which was in excess of $750,000, sought recovery of expenses incurred to repair the equipment damage and clean up the facility as well as for lost revenue during the interruption period. The Company settled this claim for approximately $684,000. Of this amount, $250,000 was recorded in 1998. As a result, for the nine months ended September 30, 1999, the Company recorded a net recovery on this claim of $328,940, which consisted of gross proceeds received from the insurance company of $434,000, net of direct expenses. The net recovery of $348,794 and $469,878 recorded for the three and nine months ended September 30, 1998, respectively, represents net proceeds received from the insurance company related to a 1997 business interruption insurance claim.

         In February 1999 and July 1999, the Company received a Notice of Violation from the Wisconsin Department of Natural Resources ("WDNR") alleging violation of certain state hazardous waste regulations relating to its Union Grove Facility. The WDNR's letters identified several alleged violations and informed the Company it has the authority to impose monetary penalties. The Company has responded to these violations and is currently negotiating a settlement with the State of Wisconsin of this civil proceeding. It is not known at this time the amount of any monetary penalty or if this proceeding will result in any further legal action or other future regulatory ramification that would have a material adverse effect on the Company's business. While the Company believes it has taken all necessary steps to address these regulatory concerns, these regulatory issues have and may continue to have a negative impact on revenue growth and profitability.

         INTEREST EXPENSE. Interest expense was $78,410 and $196,609 for the three and nine months ended September 30, 1999 compared to $66,761 and $110,560 for the three and nine months ended September 30, 1998. The 1999 increases are due to the debt incurred in connection with the MERECO acquisition and increased line of credit borrowings.

         INCOME TAXES. There was no income tax expense (benefit) recorded in 1999 or in 1998. At September 30, 1999, the Company recorded a valuation allowance of approximately $725,000 on its net deferred tax assets due to the uncertainty of their realization. The realization of these deferred tax assets is dependent upon generating sufficient taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income. At December 31, 1998, the Company had net operating loss carryforwards of approximately $610,000 that expire in 2012.

         NET INCOME (LOSS). Resulting from the factors discussed above, the Company recorded net losses of $506,084 and $1,084,630 for the three and nine months ended September 30, 1999 compared to net income of $386,884 and $701,876 for the three and nine months ended September 30, 1998. Basic and diluted loss per share was $0.15 and $0.31 for the three and nine months ended September 30, 1999 compared to basic and diluted income per share of $0.11 and $0.20 for the three and nine months ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $52,525 for the nine months ended September 30, 1999, primarily resulting from the net loss of $1,084,630, offset by a decrease in receivables of $355,856 and depreciation and amortization of $700,398.

         Cash flows used in investing activities were $235,207 for the nine months ended September 30, 1999, consisting primarily of payments for capital expenditures related to the Union Grove Facility.

         Cash flows provided by financing activities were $244,190 for the nine months ended September 30, 1999, consisting of increased borrowings of $515,000 under the Company's line of credit offset by payments on long-term debt of $270,810.

         In conjunction with the acquisition of MERECO in May 1998, the Company entered into a $2,000,000 loan agreement with Bankers American Capital Corporation ("BACC"), a corporation wholly owned by Brad J. Buscher, its Chairman of the Board and Chief Executive Officer. The $2,000,000 loan consists of a $1,200,000 term loan used to fund the MERECO acquisition and an $800,000 revolving credit loan used for working capital purposes. The term loan has a two-year term requiring quarterly payments, commencing on September 1, 1998, of $60,000 plus interest with the balance due in May 2000 and the revolving credit loan has a one-year term. Borrowings under the loans bear interest at 6% over the prime rate and are secured by all Company assets. In May, 1999 the line of credit was extended to November, 1999 and in September, 1999, the line of credit was further extended to May, 2000 and increased from $800,000 to $1,000,000 under similar terms. At September 30, 1999, line of credit borrowings totaled $735,000.

         The Company's capital requirements will be significant for the next twelve months to fund operations, planned capital expenditures, debt service and potential acquisitions. The Company anticipates that its availability under its revolving credit loan and cash generated by its operations will be sufficient to fund its working capital needs, debt service and capital expenditures for at least 6 months, excluding any unanticipated expenses associated with the Company's regulatory matters and any additional business acquisitions and provided that revenues increase in the short-term, which cannot be assured. To improve it's short-term liquidity position, the Company has increased the availability under its line of credit from $800,000 to $1,000,000 as discussed above and has taken steps to reduce its overhead to be more in line with its actual revenues realized. In addition to the factors indicated above, liquidity beyond the six month period will be dependent on increased revenues and additional financing from BACC, which would include the renewal and restructuring of the line of credit and term loan due May, 2000, or another source on affordable terms to the Company. There can be no assurance that additional financing will be available at all or that if available, such financing would be obtainable on terms favorable to the Company. Failure to obtain additional financing could have a material adverse effect on the Company.


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

         Potential Revisions to the Land Disposal Restrictions Mercury Treatment Standards. The Environmental Protection Agency (EPA), on May 28, issued an advance notice of proposed rulemaking (ANPRM). The EPA is considering publication of a proposed rule to revise the 40 CFR part 268 Land Disposal Restrictions (LDR) treatment standards applicable to mercury-bearing wastes. The ANPRM is intended to give advance notice of EPA's comprehensive reevaluation of the treatment standards for mercury-bearing hazardous wastes as well as various options, issues and data needs related to potential mercury treatment standard revisions. The ANPRM focuses on several key issues with the current LDR mercury treatment standards including: incineration, retorting and source reduction options. The EPA has requested additional data and comments on these issues and options. The comment period for this ANPRM was extended from July 27, 1999 to October 25, 1999.

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


YEAR 2000 COMPLIANCE

         The Company has substantially completed its year 2000 compliance initiatives. In June 1998, the Company purchased, from a worldwide supplier and developer of information systems, an enterprise-wide information system with written assurance from the developer that the system will correctly function across the year 2000. The Company has also upgraded its plant production software to become year 2000 compliant. With respect to non-IT applications, the Company has investigated issues related to the operation of each of its facilities, such as utilities and security systems. Each facility was evaluated individually and upgrades to hardware and software were addressed as they are encountered. The Company considers risks in this area to be minimal. Through September 30, 1999, the Company has spent approximately $70,000 in upgrading its hardware and software systems and is substantially complete with these investments.

         The Company has evaluated the extent to which it is vulnerable to the failure of third parties to solve their own year 2000 compliance issues by sending year 2000 compliance questionnaires to material vendors and evaluating responses. All of the Company's significant vendors have responded to the questionnaires. Because of the diversity of sources available for the supplies and services the Company needs to conduct its operations, the Company believes that the year 2000 issue will not have a material adverse effect on the Company's ability to provide its recycling services. Although the Company is not economically dependent on any one customer, the most reasonably likely worst case scenario for year 2000 problems would be the failure of a number of larger customers to become year 2000 compliant which in turn could have an adverse effect on the Company's financial position.

         To supplement the above initiatives, the Company is preparing a contingency plan so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plan will be structured to address the continuity of its internal recycling processes and information systems as well as overall business operating risks, including potential external risks with vendors or customers. As of September 30, 1999, the Company's contingency plan has been substantially completed.


FORWARD LOOKING STATEMENTS

         Statements contained in this report regarding the Company's future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of the Company to implement its marketing strategies and increase revenues, successfully operate its Union Grove Facility without interruption, receive favorable resolutions in the Company's present regulatory matters with the State of Wisconsin, secure storage facilities at the Union Grove Facility and other parts of the country, manage cash flow and maintain and/or secure adequate financing, complete its year 2000 compliance initiatives and other Risk Factors included in the Registration Statement on Form SB-2, as amended, filed with the Securities and Exchange Commission (File No. 333-17399.)


PART II       OTHER INFORMATION

Item 1.  Legal Proceedings

         In February 1999 and July 1999, the Company received a Notice of Violation from the Wisconsin Department of Natural Resources ("WDNR") alleging violation of certain state hazardous waste regulations relating to its Union Grove Facility. The WDNR's letters identified several alleged violations and informed the Company it has the authority to impose monetary penalties. The Company has responded to these violations and is currently negotiating a settlement with the State of Wisconsin of this civil proceeding. It is not known at this time the amount of any monetary penalty or if this proceeding will result in any further legal action or other future regulatory ramification that would have a material adverse effect on the Company's business. While the Company believes it has taken all necessary steps to address these regulatory concerns, these regulatory issues have and may continue to have a negative impact on revenue growth and profitability.

Item 6.  Exhibits and Reports on Form 8-K

         (A)      Exhibits

         10.20    Second Amendment to Loan Agreement dated May 8, 1998 between
                  Bankers American Capital Corporation and Mercury Waste
                  Solutions, Inc. and related Promissory Note.
         27       Financial Data Schedule

         (B) Reports on Form 8-K - no reports on Form 8-K were filed during the quarter ended September 30, 1999.

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



Dated: November 12, 1999               /s/ BRAD J. BUSCHER
                                       -------------------
                                       Brad J. Buscher
                                       Chairman of the Board and Chief Executive
                                       Officer




Dated: November 12, 1999               /s/ TODD J. ANDERSON
                                       --------------------
                                       Todd J. Anderson
                                       Chief Financial Officer