Form 10KSB
period 1999-12-31
MERCURY WASTE SOLUTIONS INC
filed 2000-03-28
CIK 1028262

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (MARK ONE)
     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange of Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:  $5,538,291

The aggregate market value of voting stock held by nonaffiliates of the Registrant's Common Stock, as of March 6, 2000 was approximately $2,400,000. (based on the last sale price of such stock as reported by NASDAQ Stock Market).

The number of shares outstanding of the Registrant's Common Stock as of March 6, 2000 was 3,480,097.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III as set forth therein.

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

         The Company currently operates a mercury waste retorting facility in Union Grove, Wisconsin, (the "Union Grove Facility"), two facilities for recycling and storing fluorescent and other mercury-containing lamps located in Roseville, Minnesota and Union Grove, Wisconsin and mercury waste storage and collection facilities in Kenosha, Wisconsin, Indianapolis, Indiana, Atlanta, Georgia and Albany, New York.

         On January 4, 1996, the Company acquired substantially all of the assets of U.S. Environmental, Incorporated, a Minnesota-based mercury recycling company ("USE") founded in 1993 by Mark G. Edlund, the Company's President and Union Grove Facility general manager. USE co-developed the Model 2000 lamp recycler (the "Model 2000"), opened a mercury lamp recycling facility in Roseville, Minnesota (the "Roseville Facility") to showcase the Model 2000 and co-developed the mercury retorting equipment installed at the Union Grove Facility. Since the acquisition of USE, the Company improved the Model 2000 (hereinafter referred to as the "Model 2000B"), developed a new continuous flow oven and stationary ovens utilized at the Union Grove Facility, acquired the interests of the co-developer of the equipment located at the Union Grove Facility and significantly expanded the processing and storage capacity at the Union Grove Facility.

         In September 1997, the Company acquired certain assets and liabilities of Ballast & Lamp Recycling, Inc. ("BLR"). The primary business of BLR was the collection and storage of mercury-containing lamps and lighting ballasts for recycling. BLR had collection facilities in Indianapolis, Indiana and Atlanta, Georgia. The acquisition of BLR increased the Company's customer base, placed the Company in what the Company believes are two additional strategic markets and leveraged the Company's processing capacity.

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

         According to industry and the United States Environmental Protection Agency ("EPA") estimates, there are approximately 600 million to one billion mercury-containing lamps discarded annually in the United States. The result is approximately 450 - 750 million pounds of recyclable mercury-contaminated debris. Current lamp recycling efforts divert only a small percentage of this waste for decontamination and reuse. The remaining mercury-containing lamps are being disposed of in landfills with other nonhazardous waste or are incinerated. Once mercury is in the environment, combustion or biological process cannot remove it. Mercury may either seep into the soil and then possibly into the water supply or vaporize into the atmosphere and fall back to earth through rain. If mercury enters a lake or river through rain or the water supply, a portion of the mercury is converted into methyl mercury by bacteria and other chemical processes. Methyl mercury then accumulates and concentrates as it moves up the food chain. Once in older and larger fish, mercury measurements can be 200,000 times higher than measurements in the same body of water. When humans and animals consume mercury-contaminated fish, the methyl mercury is transferred to their tissues.

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

            *   Bans on uses of mercury connected with food production; and

            * Development of draft strategy to further reduce risks to human health and the environment from existing and future exposure to priority persistent, bioaccumulative and toxic pollutants.

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

         In July 1994, the EPA published a proposed rule addressing the management of spent mercury-containing lamps. In the proposal, the EPA presented two options for changing the regulations governing spent mercury-containing lamps: (1) Add mercury-containing lamps to the universal waste regulations; or
(2) conditionally exempt mercury-containing lamps from the regulations as a hazardous waste. The universal waste regulations allow a few high volume post consumer hazardous wastes, such as batteries, to be managed under streamlined collection and handling rules. In late 1998, the EPA drafted the final rule to add spent mercury-containing lamps to the list of universal wastes, thereby reducing the handling requirements for the lamps but not exempting them from the hazardous waste provisions of the Resource Conservation and Recovery Act of 1976, as amended. In December of 1998, the EPA sent the final rule to the White House Office of Management & Budget ("OMB") for review. In March 1999, the OMB finished its review and approved the rule proposed by the EPA. The new rule, which adds fluorescent and other-mercury-containing lamps to the federal list of universal wastes regulated under the Resource

Conservation and Recovery Act ("RCRA"), was published in the Federal Register in July 1999 and became effective in January 2000.

          The EPA concluded that regulating spent hazardous waste lamps as a universal waste will lead to better management of these lamps and will facilitate compliance with hazardous waste requirements. Previously, the management of fluorescent lamps was primarily regulated at the state level with only a handful of states requiring recycling and/or hazardous waste treatment. The new federal regulation makes it easier and more cost-effective for generators to recycle fluorescent lamps. Handlers of universal wastes are subject to less stringent standards for storing, transporting and collecting these wastes, provided they are taken to recycling centers and not dumped in landfills. According to the EPA, the universal waste rule is designed to reduce the amount of hazardous waste items in the municipal solid waste stream and encourage the recycling of common hazardous wastes. Between 600 million to 1 billion fluorescent lamps are discarded annually according to the EPA and industry estimates, the vast majority of which are not recycled. While the Company believes this rule will increase the recycling of fluorescent lamps in the future, there can be no assurance that this will result in a significant increase in revenues.

         In addition to the disposal of fluorescent and HID lamps, the disposal of other mercury-containing products/wastes is strictly regulated under RCRA, as amended, which is discussed in more detail in the "Regulation" section. RCRA regulates the generation, treatment, storage, handling, transportation and disposal of hazardous wastes. Nearly all mercury-containing products/wastes are classified as hazardous because they are specifically listed as a hazardous waste or exhibit certain hazardous characteristics. State and local laws also regulate mercury-containing products/wastes in a similar manner, with some state and local laws being more stringent than RCRA regulations.

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

         The EPA in 1998 established the Persistent, Bioaccumulative Toxic Pollutants ("PBTs") Project to focus further attention on reducing risks from persistent, bioaccumulative toxic pollutants. PBTs are highly toxic, long lasting substances that can build up in the food chain to levels harmful to human and ecosystem health. PBTs include many familiar toxic substances such as mercury and PCBs. There are many efforts ongoing and planned within the EPA. One major objective of the PBT Project is to provide an organizing framework for these actions. The Company believes the EPA is committed to using its full range of tools and resources to address PBT issues. This will include enforcement of laws that already target these types of pollution problems and could involve the development of new or revised regulations.

         The EPA, in May 1999, issued an advance notice of proposed rulemaking ("ANPRM"). The EPA is considering publication of a proposed rule to revise the 40 CFR part 268 Land Disposal Restrictions ("LDR") treatment standards applicable to mercury-bearing wastes. The ANPRM is intended to give advance notice of EPA's comprehensive reevaluation of the treatment standards for mercury-bearing hazardous wastes as well as various options, issues and data needs related to potential mercury treatment standard revisions. The ANPRM focuses on several key issues with the current LDR mercury treatment standards including: incineration, retorting and source reduction options. The EPA requested additional data and comments on these issues and options. The Company submitted comments and data to the EPA regarding the ANPRM during the comment period, which ended in October 1999.

         The EPA wants to investigate restricting the types of mercury waste that are incinerated under current standards and develop more information on the environmental impact of the treatment standards for the waste. RCRA requires treatment of mercury-bearing wastes before they can be land-disposed. The EPA has stated that potential problems associated with mercury waste are significant, since mercury can leach out of hazardous wastes and be emitted from treatment processes such as incineration. The EPA has also noted that mercury and its compounds are mobile in the environment. The ANPRM stated that some evidence exists that, because mercury is a

PBT substance, small releases may contribute to the buildup of mercury in the environment especially in the aquatic environment. These small releases may increase the potential for environmental and human health impacts.

         The nature, timing and extent of the amendments to the mercury treatment standards have not yet been determined. The Company cannot predict a likely outcome of this ANPRM due to its early stage, however, a lowering of the mercury treatment standards would increase the amount of mercury-bearing waste that could be directly land-disposed which in turn could have a future negative impact on the Company's retorting revenues.

SERVICES AND PRODUCTS

         The Company is in the business of providing mercury waste recycling solutions to mercury waste generators of all sizes. The Company's recycling service operations consist of the following:

         MERCURY RETORTING. In 1999, approximately 47% of the Company's revenues consisted of fees paid for retorting mercury waste to environmentally safe levels. Retorting is the process by which mercury is separated from the contaminated waste through the process of distilling. The Company has developed proprietary processes that recover up to approximately 99.99% of available mercury from the processed waste. The residual mercury levels in the processed waste satisfy current federal and state environmental standards for mercury waste and require no further treatment or handling as hazardous waste.

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

         The Company significantly increased its retorting capacity with the expansion of the Union Grove Facility in 1998. With this increased capacity, the Company has the ability to process large remediation projects in a timely manner. In particular, the Company's continuous flow oven can process material in less than one hour, while conventional retorting methods take approximately 24 hours.

         LAMP RECYCLING. In 1999, approximately 53% of the Company's revenues consisted of lamp recycling services. The Company operates two lamp recycling facilities, one in Roseville, Minnesota and one in Union Grove, Wisconsin. The Roseville facility utilizes a Model 2000B to recycle fluorescent lamps, while the Union Grove Facility utilizes a Model 3000 lamp recycling machine, a second generation model of the 2000B.

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

         Fluorescent lamps are manually placed onto a conveyor belt that feeds the lamps into an enclosed machine. The Model 2000B and 3000 operate under negative air flow to limit the escape of mercury vapors. The lamp recycling machines break the lamps and separate the debris into three principal components: the broken glass, the aluminum endcaps and the mercury-laced calcium phosphate powder. Before the glass or aluminum endcaps remaining after processing can leave the facility they must be independently tested for mercury content and pass state regulatory standards. The mercury-laced calcium phosphate powder is retorted at the Union Grove Facility.

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

         The Company offers its lamp and ballast recycling services on either a cost per unit basis or through its turnkey recycling container programs. Under its recycling container programs, the Company charges an up front fee that covers the cost of the container, transportation and recycling.

         WASTE STORAGE FACILITIES. In May 1997, the Company applied for a hazardous waste storage permit for 181 drums of storage for its Union Grove Facility from the Wisconsin Department of Natural Resources ("WDNR"). In March 1998, the WDNR granted the Company a variance that allows the Company to store up to 181 drums of hazardous waste at the facility through June 30, 2000. In September of 1998 the Company submitted a new permit application, which requested 829 drums of waste storage. The Part B storage permit application is currently under review by the WDNR. In addition, certain elements of the permit require approval by the EPA. The Company has been informed by the WDNR that the WDNR is working towards issuance of the permit, with appropriate EPA approvals, prior to the expiration of the storage variance.

         In October 1997, the Company established a 10-day mercury waste transfer and storage facility in Kenosha, Wisconsin (approximately 15 miles from the Union Grove Facility) that has a storage capacity for approximately 250 drums of universal and hazardous waste. The acquisition of BLR also provided 10-day mercury waste transfer and universal waste collection facilities in Indianapolis, Indiana and Atlanta, Georgia. In January 1999, the Company submitted a hazardous waste storage permit application to the Georgia Department of Natural Resources. The permit application requests storage for up to 360 drums of waste and the authority to process fluorescent lamps at the Company's Atlanta Facility. Due to complications with this type of permit request with the State of Georgia, the Company withdrew its application in late 1999. The Company is currently evaluating its options, which could include reapplying for a Part B hazardous waste storage permit only and/or working with the State of Georgia to modify the current regulations to allow a lamp processing permit without having to obtain a Part B hazardous waste storage permit.

         In May 1998, the Company added significant hazardous waste storage capability in the northeast by acquiring MERECO's permitted hazardous waste storage facility that has the capacity to store up to 888 drums of hazardous waste.

COMPETITION

         The mercury recycling industry is highly competitive. The demand for mercury recycling services is highly dependent upon governmental regulations, the federal and state enforcement of regulations and the perception by mercury waste generators of the need for the Company's services.

         MERCURY RETORTING. The Company competes with several well established mercury retorters, including Bethlehem Apparatus, a Pennsylvania-based company that has been operating since 1955; Advanced Environmental Recycling Corporation, located in Pennsylvania; Salesco, located in Arizona; and Superior Services, Inc., a Milwaukee-based waste management company with retorting operations in Wisconsin, Minnesota and Florida. The Company also competes with hazardous waste landfills and incinerators owned by large waste management companies.

         The Company believes that the amount of mercury waste treated each year has historically exceeded the retorting capacity, causing retorting prices to be high relative to landfill and incineration alternatives. However, now with its increased retorting capacity, the Company believes it can offer mercury waste generators a competitively priced, environmentally safer alternative when compared to landfilling or incineration.

         LAMP RECYCLING. There are several mercury lamp recyclers across the country, none of which has yet established a national presence. These include Advanced Environmental Recycling Corporation/Mercury Technologies International which has facilities in California, Pennsylvania, New Jersey and Florida; Lighting Resources, with operations in Arizona, California and Indiana; Salesco, with operations in Arizona; Global Recycling Technologies, with operations in Massachusetts and Superior Services, with operations in Minnesota, Wisconsin, Florida and Ohio.

MARKETING AND SALES

         MARKETING. Retort customers include public utilities, electrical contractors, hazardous waste managers, mercury lamp recyclers, hazardous waste management facilities (including both final disposal and transfer and storage facilities), electrical manufacturers of lights, batteries and switches, amalgam manufacturers and chemical manufacturers. Potential lamp recycling customers include those listed above and any entity that has a high quantity of fluorescent lamps, such as property management companies, large distributors, large retail chains, hotel chains, hospitals etc. The Company informs potential customers that the Company's mercury recycling services are designed to significantly eliminate potential environmental financial liability associated with disposal of mercury-bearing materials. The Company also initiates mercury waste collection programs with hospitals, schools, electrical contractors and dentists. The Company competes in each of its markets with respect to price, service, turnkey nature of its recycling container programs, product quality and the processing timeliness of its mercury retorting and lamp recycling services.

         SALES STRATEGIES. The Company promotes its services and products through a direct sales force. The sales force consists of separate specialized technical sales managers in the areas of mercury retorting services and lamp recycling services. A customer who recycles lamps may become a customer for mercury retorting of other wastes. Due to the ongoing generation of waste material by Company customers, the sales and marketing efforts benefit substantially from the ability to utilize a building block approach. For certain of its lamp and ballast turnkey recycling container programs, the Company has also developed distributor relationships with key lighting distributors.

         ADVERTISING AND PROMOTION. The Company's direct sales activities are supported by targeted direct mail activities to waste generators, waste brokers, waste transporters, permitted waste storage facilities, lighting contractors, lighting distributors and various other related business entities. Due to the identifiable nature of target customers, expensive mass media advertising is not necessary. The Company also displays its products and services at various regional and national trade shows on a regular basis.

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

         In order to transport hazardous wastes, it is necessary for the Company to possess one or more permits/licenses from state or local authorities. These permits must be periodically renewed and are subject to fees, modification and revocation by the issuing agency. The Company, as a nationwide transporter of hazardous waste, is subject to strict hazardous waste transportation guidelines under federal and state Department of Transportation ("DOT") regulations. The Company is governed by both the Hazardous Materials and Federal Motor Carrier Safety Regulations contained in Title 49 of the Code of Federal Regulations. An accident during the transportation of hazardous waste or the failure to comply with any DOT regulation could expose the Company to liability. An unsatisfactory transportation rating from the DOT could severely limit the Company's ability to transport hazardous waste.

         The principal federal, state and local statutes and regulations applicable to the Company's various operations are reviewed in part as follows:

         THE RESOURCE CONSERVATION AND RECOVERY ACT ("RCRA") OF 1976, AS AMENDED. RCRA regulates the generation, treatment, storage, handling, transportation and disposal of hazardous waste. All Company facilities are governed by RCRA regulations. RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous if they
(i) either (a) are specifically included on a list of hazardous wastes or (b) exhibit certain hazardous characteristics and (ii) are not specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous.

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

         THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT ("CERCLA") OF 1980, AS AMENDED. CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities from which there has been, or is threatened, a release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. The costs of a CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" as defined by RCRA, but can also be founded upon the existence of even very small amounts of the more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. If the Company were to be found to be a responsible party for a CERCLA cleanup, the enforcing authority could hold the Company, or any other generator, transporter or owner or operator of the facility, completely responsible for all investigative and remedial costs even if others may also be liable. CERCLA also authorizes the imposition of a lien in favor of the United States upon the real property subject to, or affected by, a remedial action for all costs for which a party is liable. CERCLA provides a responsible party with the right to bring legal action against other responsible parties for their allocable share of investigative and remedial costs. The Company's ability to get others to reimburse it for their allocable share of such costs would be limited by the Company's ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties. CERCLA requires the EPA to establish a national priorities list of sites at which hazardous substances have been or are threatened to be released into the environment. Because the Company participates in the hazardous waste industry, it bears an enhanced risk of being deemed a responsible party for hazardous waste cleanup.

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

         THE OCCUPATIONAL SAFETY AND HEALTH ACT OF 1970. The Occupational Safety and Health Act of 1970, as amended, authorizes the Occupational Safety and Health Administration ("OSHA") to promulgate occupational safety and health standards. Several of these standards apply to many of the operations at all Company facility locations. OSHA regulations set standards for employee protection, including medical surveillance, the use of respirators, protective clothing, hearing protection and personal protective equipment. OSHA specifies a maximum permissible exposure level for hazardous materials, including mercury. Company employees are required to receive hazardous waste training that includes training to respond to an accidental spill or release of a hazardous material during processing, recycling or transportation activities. Failure to comply with OSHA standards could lead to fines or penalties. The inability to immediately correct a serious problem could lead to curtailed operations or even closure until the problem is corrected.

         EMERGENCY PLANNING AND COMMUNITY RIGHT-TO-KNOW ACT OF 1986 ("SARA TITLE III"). This free-standing law is designed to address concerns about the effect of chemical releases on communities. Section 312 contains community right-to-know provisions that grant local emergency response personnel and the general public access to information on chemicals present in local facilities. Local participation varies, however, any of the Company's facilities may be subject to this law and may also be subject to penalties for noncompliance.

         TOXIC SUBSTANCES CONTROL ACT ("TSCA") OF 1976. The act established a system for identifying and evaluating environmental and health effects of existing chemicals and any new substances entering the U.S. market. TSCA provides for regulation of chemical substances and mixtures that present an unreasonable risk of injury or health to the environment. As part of its business, the Company may handle and/or transport substances (Polychlorinated Biphenyls -- PCBs) subject to TSCA regulations. All of the Company's facilities are currently subject to these regulations since it transports, consolidates, stores and ships PCB lighting ballasts for recycling. Failure to comply with any of the handling, storage, record keeping or transportation requirements could lead to fines or penalties for the Company.

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

         Within Minnesota, the primary responsibility for environmental programs is shared by the Minnesota Pollution Control Agency ("MPCA") and the Minnesota Attorney General's Office. The MPCA is responsible for developing environmental regulations, issuing permits, investigating violations of environmental requirements and initiating administrative enforcement actions. The Company's Roseville Lamp Recycling Facility is subject to all of Minnesota's hazardous waste regulations and rules. The Company has entered into a Facility Compliance Agreement with the MPCA because there is currently no legislation which grants the MPCA the authority to license/permit this type of facility. The Facility Compliance Agreement sets standards under which the facility must operate. The Attorney General is responsible for investigating criminal violations of environmental laws, representing the MPCA in administrative hearings and initiating civil judicial enforcement actions.

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

         The primary cost of complying with the above laws and regulations is the establishment of assurance funds which are available to cover processing and closure costs related to the Company's facilities. In certain jurisdictions, the Company has funded these obligations with cash held in restricted accounts and in other jurisdictions this obligation has been funded with insurance. At December 31, 1999, the Company has approximately $95,000 deposited in closure trust funds. In addition, the Company had ongoing regulatory permit related costs that totaled approximately $45,000 in 1999.

INTELLECTUAL PROPERTY

         The Company's patent application for its lamp processing technology was received in January 2000 from the United States Patent and Trademark Office. The Company has no patents on its retorting technology. There is significant risk that third parties will independently develop similar technology. Although the Company has applied to the United States Patent and Trademark Office for protection of certain aspects of its technology relating to its retorting equipment, no assurance can be given that patent protection will be obtained. There is also no assurance that any of the Company's intellectual property rights will be enforceable, even if patented or registered, against any prior users of similar intellectual property or that the Company will be successful in defending itself against a third party claiming that the Company's technologies violates an existing patent. Any such claim, with or without merit, could also be time consuming and costly to defend.

EMPLOYEES

         As of March 6, 2000 the Company employed 43 persons, all of which are full-time. No employee is covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes that its relationships with its employees are good.

ITEM 2. PROPERTIES

         The Company's corporate headquarters are located in Mankato, Minnesota. The Company leases approximately 1,600 square feet of office space pursuant to a lease expiring in January, 2002. The Company leases its 6,500 square foot Roseville facility pursuant to a lease expiring in March 2001. The Company leases its 28,000 square foot Union Grove Facility pursuant to a lease expiring in May 2007, with four renewal options for five years each. The Company leases its 5,000 square foot Kenosha storage facility pursuant to a month to month lease. The 10,000 square foot Indianapolis facility is rented pursuant to a lease expiring in December 2001. The Company leases its 12,750 square foot Atlanta storage facility pursuant to a lease expiring in February 2002, with one three year renewal option. The Company leases its 2,600 square foot Albany storage facility pursuant to a lease which expires in May 2001, with three renewal options totaling nine years.

ITEM 3. LEGAL PROCEEDINGS

         In February 1999 and July 1999, the Company received Notices of Violation from the Wisconsin Department of Natural Resources ("WDNR") alleging violation of certain state hazardous waste regulations relating to its Union Grove Facility. The WDNR's letters identified several alleged violations and informed the Company that the WDNR has the authority to impose monetary penalties. The Company responded to these violations and entered into settlement negotiations with the State of Wisconsin of this civil proceeding. In December 1999, agreement was reached on settlement terms satisfactory to the State of Wisconsin. Those terms include payment of a civil fine of $75,000 on terms to be determined. The Company anticipates a final settlement agreement with the State of Wisconsin will be received in the near future.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on the NASDAQ Small Cap Market since March 5, 1997, the closing date of its initial public offering. The following table sets forth the range of high and low closing sales prices for the Company's Common Stock by NASDAQ for the periods indicated below:


-------------------------------------------------------------------------------
                               Fiscal 1999                 Fiscal 1998
-------------------------------------------------------------------------------
                            High          Low           High          Low
                            ----          ---           ----          ---
First Quarter              $4.25         $2.38         $4.00         $2.25
Second Quarter             $4.00         $2.00         $5.00         $3.38
Third Quarter              $2.69         $0.88         $4.88         $3.63
Fourth Quarter             $1.50         $0.50         $4.38         $2.88
-------------------------------------------------------------------------------


         As of March 6, 2000, there were approximately 450 record holders of the Company's Common Stock. The Company has not paid dividends on its Common Stock, and the Board of Directors presently intends to retain all earnings, if any, for use in the Company's business for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in connection with the Company's consolidated financial statements and related notes thereto included within this document.


RESULTS OF OPERATIONS

         OVERVIEW. The Company provides services to mercury waste generators to reduce the risk of liability associated with mercury waste disposal. The Company currently operates a mercury waste retorting facility in Union Grove, Wisconsin, two facilities for recycling and storing fluorescent and other mercury-containing lamps located in Roseville, Minnesota and Union Grove, Wisconsin and mercury waste storage and collection facilities in Kenosha, Wisconsin, Indianapolis, Indiana, Atlanta, Georgia and Albany, New York.

         REVENUES. Total revenues were $5,538,291 for the year ended December 31, 1999 compared to $6,299,396 for the year ended December 31, 1998, a decrease of 12%.

         Mercury retorting revenues were $2,626,461 for the year ended December 31, 1999 compared to $3,464,452 for the year ended December 31, 1998, a decrease of 24%. The Company believes the decrease in retort revenue in 1999 is primarily due to the lack of one-time large retort projects secured. Retort revenues can vary significantly from period to period due to the extent or lack of one-time large retort projects, the nature and extent of which varies from year to year. For the year ended December 31, 1999, the Company had large retort projects of approximately $75,000 as compared to approximately $800,000 for the year ended December 31, 1998. The Company believes revenue growth in 1999 has also been hindered by the October 1998 processing incident (see discussion below) at the Union Grove Facility, pricing decreases from 1998 to 1999 due to increased competitive pressures and industry uncertainty regarding potential revisions to mercury treatment standards (See Item 1. "Industry").

         Lamp recycling revenues were $2,911,830 for the year ended December 31, 1999 compared to $2,834,944 for the year ended December 31, 1998, an increase of 3%. The increase in revenue is due to strong revenue growth in the Southeast markets fueled by the introduction of new recycling container programs offset in part by volume decreases in certain Midwest markets.

         COST OF REVENUES. Cost of revenues consists primarily of direct labor costs to process the waste, transportation costs and direct facility overhead costs. Gross profit as a percent of revenue was 27% for the year ended December 31, 1999 compared to 51% for the year ended December 31, 1998.

         Mercury retorting gross profit percentages were 9% and 55% for the years ended December 31, 1999 and 1998, respectively. The decrease in mercury retorting gross profit margin is due to the large fixed cost structure of the Union Grove Facility, which significantly increased from 1998 to 1999. In 1998, the Company expanded the Union Grove Facility, added processing capacity and related staffing and added storage capability via the Mercury Refining Company, Inc. ("MERECO") acquisition to support larger anticipated revenues than those realized in the 1999 period. In addition, the October 1998 processing incident at the Union Grove Facility prompted the Company to implement additional protocols and safeguards, resulting in increased costs. Lamp recycling gross profit percentages were 43% and 42% for the years ended December 31, 1999 and 1998, respectively. The improved margin is due to increased sales which resulted in more efficient utilization of lamp processing capacity and a continued focus on higher margin products and services, offset in part by increased facility costs resulting from the expansion of the Atlanta facility.

         SALES AND MARKETING. Sales and marketing expense was $1,066,230 for the year ended December 31, 1999 compared to $1,174,228 for the year ended December 31, 1998, a decrease of 9%. The decrease in expense was due primarily to a reduction in sales staff and one-time consulting and travel costs incurred in 1998 related to transitioning customers acquired in the MERECO acquisition, offset in part by increased marketing costs related to the Company's lamp recycling products and services in 1999.

         GENERAL AND ADMINISTRATIVE. General and administrative expense was $1,987,494 for the year ended December 31, 1999 compared to $1,912,175 for the year ended December 31, 1998, an increase of 4%. The increase is primarily due to legal costs and accruals for potential fines related to certain regulatory matters of approximately $200,000 (see Regulatory Matters section below) and increased amortization of approximately $93,000 resulting from the MERECO acquisition, offset in part by cost-cutting measures implemented in the third quarter of 1999 consisting primarily of personnel and related costs.

         BUSINESS INTERRUPTIONS. In October 1998, a processing incident at the Union Grove Facility caused a business interruption for a significant part of the 1998 fourth quarter. The Company experienced a loss of revenue due to this incident and as a result, the Company filed a business interruption insurance claim in February 1999. The claim, which was in excess of $750,000, sought recovery of expenses incurred to repair the equipment damage and clean up the facility as well as for lost revenue during the interruption period. The Company settled this claim for approximately $684,000. Of this amount, $250,000 was recorded in 1998. As a result, for the year ended December 31, 1999, the Company recorded a net recovery on this claim of $328,940, which consisted of gross proceeds received from the insurance company of $434,000, net of direct expenses. The net recovery of $445,006 for the year ended December 31, 1998 consists primarily of net proceeds received from the insurance company related to a 1997 business interruption insurance claim.

         INTEREST EXPENSE. Interest expense was $267,267 for the year ended December 31, 1999 compared to $172,597 for the year ended December 31, 1998, an increase of 55%. The 1999 increase is due to the full year effect of debt incurred in connection with the MERECO acquisition and increased line of credit borrowings.

         INCOME TAXES. There was no income tax expense (benefit) recorded in 1999 or in 1998. At December 31, 1999, the Company recorded a valuation allowance of approximately $896,000 on its net deferred tax assets due to the uncertainty of their realization. The realization of these deferred tax assets is dependent upon generating sufficient taxable income during the period that deductible temporary differences and net operating loss carryforwards are expected to be available to reduce taxable income. At December 31, 1999, the Company had net operating loss carryforwards of approximately $1,800,000, of which $613,000 expire in 2012 and $1,187,000 expire in 2019.

         NET INCOME (LOSS). Resulting from the factors discussed above, the Company recorded a net loss of $1,499,472 for the year ended December 31, 1999 compared to net income of $391,539 for the year ended December 31, 1998. Basic and diluted loss per share was $0.43 for the year ended December 31, 1999 compared to basic and diluted income per share of $0.11 for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $41,921 for the year ended December 31, 1999, primarily resulting from the net loss of $1,499,472, offset by a decrease in receivables of $271,836 and depreciation and amortization of $940,706.

         Cash flows used in investing activities were $277,049 for the year ended December 31, 1999, consisting primarily of payments for capital expenditures related to the Union Grove Facility.

         Cash flows provided by financing activities were $270,729 for the year ended December 31, 1999, consisting of increased borrowings of $780,000 under the Company's line of credit offset by payments on long-term debt of $509,271.

         In conjunction with the acquisition of MERECO in May 1998, the Company entered into a $2,000,000 loan agreement with Bankers American Capital Corporation ("BACC"), a corporation wholly owned by Brad J. Buscher, the Company's Chairman of the Board and Chief Executive Officer. The $2,000,000 loan consisted of a $1,200,000 term loan used to fund the MERECO acquisition and an $800,000 revolving credit loan used for working capital purposes. The term loan had a two-year term requiring quarterly payments, commencing on September 1, 1998, of $60,000 plus interest with the balance due in May 2000 and the revolving credit loan had a one-year term. Borrowings under the loans bear interest at 6% over the prime rate and are secured by all Company assets. In May 1999 the line of credit was extended to November 1999 and in September 1999, the line of credit was further extended to May 2000 and increased from $800,000 to $1,000,000 under similar terms. At December 31, 1999, line of credit borrowings totaled $1,000,000.

         In March 2000, the term loan and the revolving credit loan, with a combined outstanding balance of $1,910,000, were consolidated into one $2,000,000 revolving credit loan ("Restructured Loan") with BACC. The Restructured Loan requires monthly interest only payments at 6% over the prime rate, is secured by all Company assets and matures on December 31, 2000. As consideration for restructuring the loan, BACC required a $120,000 cash commitment fee payable on December 31, 2000 or upon liquidation or sale of the Company. In conjunction with this transaction, BACC also sold a $1,000,000 participation in the Restructured Loan to the First National Bank of Fulda, an entity owned by Frank Farrar, a Board member of the Company.

         The Company anticipates that its availability under its revolving credit loan and cash generated by its operations will be sufficient to fund its working capital needs, debt service and capital expenditures through at least December 31, 2000, excluding any unanticipated expenses associated with the Company's regulatory matters and any additional business acquisitions and provided that revenues increase in the short-term, which cannot be assured. To improve it's short-term liquidity position, the Company has restructured its loan with BACC as discussed above and has taken steps to reduce its overhead to be more in line with its actual revenues realized. In addition to the factors indicated above, liquidity beyond December 31, 2000 will be dependent on increased revenues and additional financing from BACC, which would include the renewal of the Restructured Loan due December 31, 2000, or from another source on affordable terms to the Company. There can be no assurance that additional financing will be available at all or that if available, such financing would be obtainable on terms favorable to the Company. Failure to obtain additional financing could have a material adverse effect on the Company.

         REGULATORY MATTERS

         NOTICE OF VIOLATION. In February 1999 and July 1999, the Company received Notices of Violation from the Wisconsin Department of Natural Resources ("WDNR") alleging violation of certain state hazardous waste regulations relating to its Union Grove Facility. The WDNR's letters identified several alleged violations and informed the Company that the WDNR has the authority to impose monetary penalties. The Company responded to these violations and entered into settlement negotiations with the State of Wisconsin of this civil proceeding. In December 1999, agreement was reached on settlement terms satisfactory to the State of Wisconsin. Those terms include payment of a civil fine of $75,000 on terms to be determined. The Company anticipates a final settlement agreement with the State of Wisconsin will be received in the near future. While the Company believes it has taken all necessary steps to address these regulatory concerns, these regulatory issues have and may continue to have a negative impact on revenue growth and profitability.

         UNION GROVE FACILITY STORAGE PERMIT. In May 1997, the Company applied for a hazardous waste storage permit for 181 drums of storage from the WDNR. In March 1998, the WDNR granted the Company a variance that allows the Company to store up to 181 drums of hazardous waste at the facility through June 30, 2000. In September of 1998 the Company submitted a new permit application, which requested 829 drums of waste storage. The Part B storage permit application is currently under review by the WDNR. In addition, certain elements of the permit require approval by the EPA. The Company has been informed by the WDNR that the WDNR is working towards issuance of the permit, with appropriate EPA approvals, prior to the expiration of the storage variance. In the event the permit is not issued before the variance expires, the Union Grove Facility operations would have to operate without storage capability for certain types of wastes. While the Company believes this situation would not have a material adverse affect on its operations, it would result in increased transportation costs due to the increased need to use the Kenosha and Albany storage facilities.

         MERCURY SPILL. In March 1999, a customer of the Company's spilled a reportable amount of mercury at the Union Grove Facility. The spill was immediately cleaned up, at the customer's expense, by an independent contractor. The Company also notified the WDNR of this spill and continued to monitor its property for further contamination. In May 1999, the Company determined there was further contamination of its property from this spill and remediated, again at the customer's expense, the affected areas. In September 1999, the Company received a letter from the WDNR indicating that the Company may be a potential responsible party ("PRP") for mercury contamination at its property and required the Company to take comprehensive soil samples of its property and adjacent properties. The results of the soil samples indicated no contamination to the Company's property or adjacent properties. Accordingly, in January 2000, the Company requested from the WDNR a letter which removes the Company as a PRP. In March 2000, the WDNR responded with a letter requesting further information and requiring the Company to continue to monitor its property for contamination. While the Company believes all contamination on its property has been remediated, it can make no assurances as to when or if it will be removed as a PRP by the WDNR. The Company also believes ongoing monitoring costs will not be material and that future material clean-up obligations related to this incident, if any, would be covered by the Company's pollution liability insurance policy.

YEAR 2000 COMPLIANCE

         The Company began the process of assessing the magnitude of the year 2000 on its primary computer systems in 1998. Additionally, the Company began gathering data, identifying, and developing remediation plans for effected non-IT systems and equipment. In conjunction with the internal assessment, the Company also began evaluation and monitoring key suppliers and customers in regard to their respective Y2K preparedness and compliance.

         As of the date of this filing, the Company has not experienced any internal problems related to Y2K compliance issues nor has the Company experienced any disturbances or interruption in its ability to transact business with its suppliers or customers. The Company, however, continues to monitor its systems, suppliers, and customers for any unanticipated issues that have yet to surface. As of December 31, 1999, the Company had spent approximately $70,000 on its Y2K preparedness efforts.

FORWARD LOOKING STATEMENTS

         Statements contained in this report regarding the Company's future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of the Company to implement its marketing strategies and increase revenues, successfully operate its Union Grove Facility without interruption, receive favorable resolutions in the Company's present regulatory matters with the State of Wisconsin, secure storage facilities at the Union Grove Facility and other parts of the country, manage cash flow and maintain and/or secure adequate financing and other Risk Factors included in the Registration Statement on Form SB-2, as amended, filed with the Securities and Exchange Commission (File No. 333-17399.)

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The information required by this item concerning the Company's directors and executive officers is incorporated by reference from the Company's Proxy Statement to be filed no later than 120 days following the close of the fiscal year ended December 31, 1999.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)      Exhibits


     EXHIBIT NO.                      DESCRIPTION
     -----------                      -----------

         2 Asset Purchase Agreement by and between Mercury Waste Solutions, Inc. and U.S. Environmental, Incorporated dated January 4, 1996. (1)
         2.1 Asset Purchase Agreement dated March 11, 1998 by and between MWS New York, Inc. and Mercury Refining Company, Inc. (4)
         3.1      Articles of Incorporation (1)
         3.2      By-laws (1)
         10.1 Commercial Lease dated February 25, 1993 for premises located at 2007 West County Road C-2. (1)
         10.2 Security Agreement by and between the Company and Bradley J. Buscher dated January 4, 1996. (1)
         10.3 Employment Agreement by and between Mercury Waste Solutions, Inc. and Mark Edlund dated as of January 4, 1996. (1)
         10.4 Amended and Restated Distribution Rights Bill of Sale Agreement by and between the Company and USE dated November 30, 1996. (1)

         10.5     Management Consulting Agreement by and between Bankers
                  American Capital Corporation dated as of January 4, 1996. (1)
         10.6     Bill of Sale Agreement dated September 12, 1996 between
                  Resource Technology, Inc. Mercury Waste Solutions, Inc. and
                  certain other parties. (1)
         10.7     Amended and Restated Model 2000 Agreement dated September 12,
                  1996 between ResourceTechnology, Inc. and Mercury Waste
                  Solutions, Inc. (1)
         10.8     Mercury Waste Solutions, Inc. Stock Option Plan dated
                  September 17, 1996. (1)
         10.9     Employment Agreement by and between Mercury Waste Solutions,
                  Inc. and Bradley J. Buscher dated as of January 22, 1997. (1)
         10.10    Employment Agreement by and between Mercury Waste Solutions,
                  Inc. and Donald J. Wodek dated as of January 22, 1997. (1)
         10.11    Revolving Credit Promissory Note by and between Mercury Waste
                  Solutions, Inc. and Bradley J. Buscher dated as of January 22,
                  1997. (1)
         10.12    Non Statutory Stock Option Agreement by and between Mercury
                  Waste Solutions, Inc. and Donald J. Wodek dated as of January
                  22, 1997. (1)
         10.13    Subordination Agreement by and between Bradley J. Buscher and
                  Capital Partners, Ltd. dated January 22, 1997. (1)
         10.14    Lease dated July 15, 1997 by and between Durand Properties and
                  Mercury Waste Solutions, Inc. for premises located at 21211
                  Durand Ave., Union Grove, Wisconsin 53182. (2)
         10.15    Employment Agreement by and between Mercury Waste Solutions,
                  Inc. and Todd J. Anderson dated as of September 6, 1997. (3)
         10.16    Incentive Stock Option Agreement by and between Mercury Waste
                  Solutions, Inc. and Todd J. Anderson dated as of November 11,
                  1997. (3)
         10.17    Lease dated May 11, 1998 between Mercury Refining Company,
                  Inc. and 26 Railroad Ave., Inc. and MWS New York, Inc. (a
                  wholly-owned subsidiary of Mercury Waste Solutions, Inc. for premises located at 26 Railroad Avenue, Albany New York,
                  12205. (5)
         10.17    Loan Agreement dated May 8, 1998 by and between Bankers
                  American Capital Corporation and Mercury Waste Solutions, Inc.
                  (5)
         10.18    Warrant Agreement dated May 8,1998 between Bankers American
                  Capital Corporation and Mercury Waste Solutions, Inc. (5)
         10.19    First Amendment to Loan Agreement dated May 8, 1998 between
                  Bankers American Capital Corporation and Mercury Waste
                  Solutions, Inc. (6)
         10.20    Second Amendment to Loan Agreement dated May 8, 1998 between
                  Bankers American Capital Corporation and Mercury Waste
                  Solutions, Inc. and related Promissory Note. (7)
         10.21    Third Amendment to Loan Agreement dated May 8,1998 between
                  Bankers American Capital Corporation and Mercury Waste
                  Solutions, Inc.
         10.22    $2,000,000 Revolving Credit Promissory Note dated March 9,
                  2000 between Bankers American Capital Corporation and Mercury
                  Waste Solutions, Inc.
         23.1     Consent of McGladrey & Pullen, LLP
         27       Financial Data Schedule

--------------------------
         (1) Filed as an exhibit to Registration Statement on Form SB-2, as amended (SEC file no. 333-17399) filed on February 25, 1997 and incorporated herein by reference.
         (2) Filed as an exhibit to Form 10-QSB for the third quarter of fiscal 1997, filed on November 14, 1997, and incorporated herein by reference.
         (3) Filed as an exhibit to Form 10-KSB for the year ended December 31, 1997, filed on March 31, 1998, and incorporated herein by reference.
         (4) Filed as an exhibit to Form 10-QSB for the first quarter of fiscal 1998, filed on May 15, 1998, and incorporated herein by reference.
         (5) Filed as an exhibit to Form 8-K filed on May 22, 1998, and incorporated herein by reference.
         (6) Filed as an exhibit to Form 10-QSB for the second quarter of fiscal 1999, filed on August 13, 1999, and incorporated herein by reference.
         (7) Filed as an exhibit to Form 10-QSB for the third quarter of fiscal 1999, filed on November 12, 1999, and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MERCURY WASTE SOLUTIONS, INC.

                                       by: /s/ BRAD J. BUSCHER
                                           -----------------------------
                                           Brad J. Buscher
                                           Chairman of the Board of Directors
                                            and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 2000.


NAME                                    TITLE
----                                    -----

     /s/ BRAD J. BUSCHER                Chairman of the Board of Directors
----------------------------------      and Chief Executive Officer
       Brad J. Buscher


     /s/ TODD J. ANDERSON               Chief Financial Officer and Treasurer
----------------------------------
      Todd J. Anderson


     /s/ MARK G. EDLUND                 President and Director
----------------------------------
      Mark G. Edlund


     /s/ ALAN R. GEIWITZ                Director
----------------------------------
      Alan R. Geiwitz


     /s/ JOEL H. GOTTESMAN              Director
----------------------------------
      Joel H. Gottesman


     /s/ ROBERT L. ETTER                Director
----------------------------------
      Robert L. Etter


     /s/ FRANK L. FARRAR                Director
----------------------------------
      Frank L. Farrar

                                    CONTENTS


         ------------------------------------------------------------
         INDEPENDENT AUDITOR'S REPORT                             F-2
         ------------------------------------------------------------

         FINANCIAL STATEMENTS

           Consolidated balance sheets                      F-3 - F-4

           Consolidated statements of operations                  F-5

           Consolidated statements of shareholders' equity        F-6

           Consolidated statements of cash flows            F-7 - F-8

           Notes to consolidated financial statements      F-9 - F-17

         ------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Mercury Waste Solutions, Inc. and Subsidiaries
Mankato, Minnesota

We have audited the accompanying consolidated balance sheets of Mercury Waste Solutions, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Waste Solutions, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis, Minnesota
February 7, 2000, except for Note 4,
as to which the date is March 9, 2000

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998


ASSETS (NOTES 2 AND 4)                                                1999           1998
-----------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                    $     26,774    $     75,015
     Accounts receivable, less allowance for doubtful accounts
         of $90,000 in 1999 and $55,000 in 1998 (Note 9)             1,187,921       1,309,757
     Insurance claim receivable (Note 6)                                    --         150,000
     Other current assets                                              165,194         265,138
                                                                 ------------------------------
                   TOTAL CURRENT ASSETS                              1,379,889       1,799,910
                                                                 ------------------------------

Property and Equipment, at cost
     Leasehold improvements                                            485,825         420,160
     Furniture, fixtures, and equipment                                437,116         370,279
     Plant equipment                                                 2,034,369       1,915,910
     Construction in progress                                           53,015          49,788
                                                                 ------------------------------
                                                                     3,010,325       2,756,137

     Less accumulated depreciation                                   1,081,029         610,700
                                                                 ------------------------------
                                                                     1,929,296       2,145,437
                                                                 ------------------------------

Other Assets
     Cash restricted for closure (Note 6)                               94,516          91,278
     Intangible assets, net (Note 3)                                 2,261,143       2,711,897
                                                                 ------------------------------
                                                                     2,355,659       2,803,175
                                                                 ------------------------------
                   TOTAL ASSETS                                   $  5,664,844    $  6,748,522
                                                                 ==============================

See Notes to Consolidated Financial Statements.


LIABILITIES AND SHAREHOLDERS' EQUITY                                     1999             1998
---------------------------------------------------------------------------------------------------
Current Liabilities
     Line of credit (Note 4)                                         $  1,000,000     $    220,000
     Current portion of long-term debt                                  1,058,148          462,393
     Accounts payable                                                     352,561          395,714
     Accrued expenses                                                     446,413          337,342
     Deferred revenue                                                     127,299          107,037
                                                                    -------------------------------
                   TOTAL CURRENT LIABILITIES                            2,984,421        1,522,486
                                                                    -------------------------------

Long-Term Liabilities
     Long-term debt, less current portion (Note 4)                         19,430        1,072,571
     Closure funds (Note 6)                                                30,300           30,300
                                                                    -------------------------------
                                                                           49,730        1,102,871
                                                                    -------------------------------

Commitments and Contingencies (Note 6)

Shareholders' Equity (Notes 7 and 8)
     Common stock, $0.01 par value; 10,000,000 shares authorized;
         3,480,097 shares issued and outstanding in
         1999 and 1998                                                     34,801           34,801
     Additional paid-in capital                                         4,799,394        4,792,394
     Accumulated deficit                                               (2,203,502)        (704,030)
                                                                    -------------------------------
                                                                        2,630,693        4,123,165
                                                                    -------------------------------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  5,664,844     $  6,748,522
                                                                    ===============================

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                         1999             1998
---------------------------------------------------------------------------------------------------
Revenues (Note 9)                                                    $  5,538,291     $  6,299,396
Cost of revenues                                                        4,049,250        3,108,013
                                                                    -------------------------------
                   GROSS PROFIT                                         1,489,041        3,191,383
                                                                    -------------------------------

Operating expenses:
     Sales and marketing                                                1,066,230        1,174,228
     General and administrative                                         1,987,494        1,912,175
                                                                    -------------------------------
                                                                        3,053,724        3,086,403
                                                                    -------------------------------

                   OPERATING INCOME (LOSS)                             (1,564,683)         104,980

Business interruption claims recovery, net (Note 6)                       328,940          445,006
Interest income                                                             3,538           14,150
Interest expense (Note 4)                                                (267,267)        (172,597)
                                                                    -------------------------------
                   NET INCOME (LOSS)                                 $ (1,499,472)    $    391,539
                                                                    ===============================

Basic and diluted earnings (loss) per common share                   $      (0.43)    $       0.11

Weighted-average number of common and common equivalent
     shares outstanding:
     Basic                                                              3,480,097        3,480,053
     Diluted                                                            3,480,097        3,558,858

See Notes to Consolidated Financial Statements.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                               Common Stock            Additional                          Total
                                                      ----------------------------       Paid-In      Accumulated      Shareholders'
                                                          Shares         Amount          Capital        Deficit            Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                               3,464,097    $     34,641    $  4,722,304    $ (1,095,569)    $  3,661,376
    Exercise of stock options                               16,000             160           7,840              --            8,000
    Compensation expense on stock option grants
      (Note 8)                                                  --              --           7,000              --            7,000
    Warrant issued in conjunction with acquisition
      (Note 7)                                                  --              --          55,250              --           55,250
    Net income                                                  --              --              --         391,539          391,539
                                                      ------------------------------------------------------------------------------
Balance, December 31, 1998                               3,480,097          34,801       4,792,394        (704,030)       4,123,165
    Compensation expense on stock option grants
      (Note 8)                                                  --              --           7,000              --            7,000
    Net loss                                                    --              --              --      (1,499,472)      (1,499,472)
                                                      ------------------------------------------------------------------------------
Balance, December 31, 1999                               3,480,097    $     34,801    $  4,799,394    $ (2,203,502)    $  2,630,693
                                                      ==============================================================================

See Notes to Consolidated Financial Statements.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                1999            1998
---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net income (loss)                                                     $ (1,499,472)    $    391,539
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
         Depreciation                                                           479,959          342,988
         Amortization                                                           460,747          367,810
         Noncash compensation                                                     7,000            7,000
         Changes in assets and liabilities, net of effects of business acquisitions:
            Accounts and insurance receivable                                   271,836         (591,821)
            Other current assets                                                151,829           21,899
            Accounts payable                                                    (43,153)         (74,829)
            Accrued expenses                                                    109,071           67,624
            Deferred revenue                                                     20,262           46,728
                                                                          -------------------------------
                   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (41,921)         578,938
                                                                          -------------------------------

Cash Flows From Investing Activities
     Purchase of property and equipment and intangibles                        (273,811)        (907,800)
     Acquisition of businesses                                                       --       (1,516,517)
     (Increase) decrease in restricted cash                                      (3,238)          39,710
                                                                          -------------------------------
                   NET CASH USED IN INVESTING ACTIVITIES                       (277,049)      (2,384,607)
                                                                          -------------------------------

Cash Flows From Financing Activities
     Net proceeds from issuance of common stock                                      --            8,000
     Increase in line-of-credit borrowings                                      780,000          220,000
     Proceeds from long-term debt                                                    --        1,200,000
     Payments on long-term debt                                                (509,271)        (327,261)
                                                                          -------------------------------
                   NET CASH PROVIDED BY FINANCING ACTIVITIES                    270,729        1,100,739
                                                                          -------------------------------

                   DECREASE IN CASH AND CASH EQUIVALENTS                        (48,241)        (704,930)

Cash and Cash Equivalents
     Beginning                                                                   75,015          779,945
                                                                          -------------------------------
     Ending                                                                $     26,774     $     75,015
                                                                          ===============================

                                   (Continued)

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                  1999           1998
----------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
     Cash payments for interest                                              $    291,605    $    171,048
                                                                            ==============================

Supplemental Schedules of Noncash Investing and Financial Activities
     Prepaid insurance funded by notes payable                               $     51,885    $     91,288
     Closure fund liability capitalized in property and equipment                      --          20,000
                                                                            ==============================

     Business acquisitions (Note 2):
         Fair value of assets acquired, primarily hazardous waste storage
            permit and customer list                                         $         --    $  1,586,550
         Purchase price assigned to goodwill                                           --         198,218
         Long-term debt issued                                                         --        (213,001)
         Issuance of warrant                                                           --         (55,250)
                                                                            ------------------------------
                   CASH PURCHASE PRICE                                       $         --    $  1,516,517
                                                                            ==============================

See Notes to Consolidated Financial Statements.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND BASIS OF PRESENTATION: Mercury Waste Solutions, Inc. and Subsidiaries (the Company) is in the business of providing mercury waste treatment and recycling solutions to mercury waste generators of all sizes. The Company operates in one business segment and offers the following services:

* Mercury waste retorting: The Company operates a mercury waste retorting facility in Union Grove, Wisconsin (Union Grove Facility), that utilizes proprietary equipment to process mercury containing waste and the residual powder from fluorescent lamps.

* Lamp Recycling: The Company operates recycling facilities in Roseville, Minnesota, (Roseville Facility) and Union Grove, Wisconsin, that utilizes proprietary equipment to recycle mercury-containing fluorescent lamps.

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions are eliminated from the consolidated financial statements.

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

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION AND AMORTIZATION: Depreciation and amortization are provided using the straight-line method based on the estimated useful lives of individual assets over the following periods:

                                                                        Years
--------------------------------------------------------------------------------
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


ACCOUNTING FOR LONG-LIVED ASSETS: The Company reviews its property, equipment, and intangible assets periodically to determine potential impairment. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset. To date, management has determined that no impairment of property, equipment, and intangible assets exists.

EARNINGS PER SHARE: Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing the loss or increasing the income per common share.

The weighted-average number of shares of common stock used to compute the basic earnings per share was increased by 78,805 shares, using the treasury stock method for the year ended December 31, 1998, for the assumed exercise of warrants and employee stock options to acquire 689,711 shares in computing the diluted per share data. For the year ended December 31, 1999, there was no inclusions of potential common shares in the calculation of diluted loss per share as it would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same for this report for 1999.

INCOME TAXES: Deferred taxes are provided for on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHORT- AND LONG-TERM DEBT: The fair value of the short- and long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The carrying value of the short- and long-term debt approximates fair value.


NOTE 2. ACQUISITIONS

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


NOTE 3. INTANGIBLES

Intangible assets consist of the following:

                                                     1999              1998
--------------------------------------------------------------------------------
Goodwill                                        $   1,087,447     $   1,077,454
Customer lists                                        807,260           807,260
Acquired equipment and facility rights                650,000           650,000
Permits                                               650,000           650,000
Other intangibles                                     190,000           190,000
                                               ---------------------------------
                                                    3,384,707         3,374,714

Less accumulated amortization                       1,123,564           662,817
                                               ---------------------------------
                                                $   2,261,143     $   2,711,897
                                               =================================


NOTE 4. DEBT ARRANGEMENTS

DEMAND NOTE: The Company has an $1,000,000 revolving credit loan with Bankers American Capital Corporation (BACC), a related entity owned by its major shareholder and CEO, of which $1,000,000 was outstanding at December 31, 1999. The loan is secured by all assets of the Company, bears interest at the prime rate plus 6 percent (14.5 percent at December 31, 1999), and expires in May, 2000.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4. DEBT ARRANGEMENTS (CONTINUED)

LONG-TERM DEBT:

                                                                              December 31
                                                                    -------------------------------
                                                                         1999             1998
---------------------------------------------------------------------------------------------------
Prime plus 6% term note payable to BACC, due in quarterly
   installments of $60,000 with balance due May 2000, secured
   by all assets of the Company (a)                                  $    840,000     $  1,080,000
10% notes payable to related party, due in monthly installments of $11,550 to December 1, 2000, secured by all assets of the
   Company                                                                131,371          250,289
8%-14% notes payable, due in varying monthly installments to
   April 2001, unsecured                                                  106,207          204,675
                                                                    -------------------------------
                                                                        1,077,578        1,534,964

Less current maturities                                                 1,058,148          462,393
                                                                    -------------------------------
                                                                     $     19,430     $  1,072,571
                                                                    ===============================

(a) On March 9, 2000, the term note payable and the revolving credit loan with BACC were consolidated into one $2,000,000 revolving credit loan (the Restructured Loan). The Restructured Loan requires monthly interest only payments at 6 percent over the prime rate, is secured by all Company assets, and matures on December 31, 2000. As consideration for restructuring the loan, BACC required a $120,000 cash commitment fee payable on December 31, 2000, or upon liquidation or sale of the Company. In conjunction with this transaction, BACC also sold a $1,000,000 participation in the Restructured Loan to the First National Bank of Fulda, an entity owned by a Board member of the Company.

Interest expense to related parties totaled $247,345 and $155,742 for the years ended December 31, 1999 and 1998, respectively.


NOTE 5. INCOME TAXES

The components of deferred tax assets are as follows:

                                                                              December 31
                                                                    -------------------------------
                                                                         1999              1998
---------------------------------------------------------------------------------------------------
Depreciation and amortization                                        $    96,000       $    53,000
Deferred revenue                                                          51,000            43,000
Allowance for doubtful accounts                                           34,000            20,000
Net operating loss                                                       715,000           245,000
Less valuation allowance                                                (896,000)         (361,000)
                                                                    -------------------------------
                                                                     $        --       $        --
                                                                    ===============================

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5. INCOME TAXES (CONTINUED)

No provision for income taxes has been recorded for the years ended December 31, 1999 and 1998, as the Company had incurred losses in 1999 and utilized net operating loss carryforwards in 1998. It is uncertain whether the Company will realize any future benefit from the current year loss and the remaining loss carryforwards.

Federal income taxes are different from those which would be computed applying the statutory federal rates to income before income taxes. The following is a summary of the major items affecting federal and state income taxes:

                                                             December 31
                                                  ------------------------------
                                                       1999             1998
--------------------------------------------------------------------------------
Federal taxes (benefit) at statutory rates         $  (514,000)     $   137,000
State taxes, net of federal deductibility              (73,000)          25,000
Nondeductible expenses                                  52,000               --
Change in valuation allowance                          535,000         (162,000)
                                                  ------------------------------
                                                   $        --      $        --
                                                  ==============================


The deferred tax assets include a valuation allowance of $896,000 to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. At December 31, 1999, the Company has net operating losses of approximately $1,800,000 available to offset future taxable income of which $613,000 expires in 2012 and $1,187,000 expires in 2019.


NOTE 6. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES: The Company leases its facilities and certain equipment under noncancelable operating leases with unrelated third parties, expiring at various times through May 2007. In addition, the Company leases office space with a related party substantially owned by the Company's major shareholder and CEO. The lease calls for monthly rent of $1,250 and expires in January 2002. Management believes rental payments under this lease approximate amounts that would be payable to unrelated third parties for a similar facility. Certain facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities, and insurance.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Approximate future minimum rental commitments, excluding common area costs, under these noncancelable operating leases are:

Years ending December 31:
  2000                                                              $    364,000
  2001                                                                   273,000
  2002                                                                   167,000
  2003                                                                   137,000
  2004                                                                   125,000
  Thereafter                                                             297,000
                                                                    ------------
                                                                    $  1,363,000
                                                                    ============


Rental expense, including common area costs and short-term equipment rentals, was approximately $586,000 and $499,000 for the years ended December 31, 1999 and 1998, respectively.

CONSULTING AGREEMENT: The Company has a consulting agreement effective through January 2001 with BACC. The consulting fees were $10,000 per month and were changed to $5,000 per month effective July 1999. Consulting expense for the years ended December 31, 1999 and 1998, totaled $90,000 and $120,000, respectively.

CLOSURE FUNDS: State environmental laws require that the Company provide assurance funds that would be available to cover processing and closure costs related to its facilities. In certain jurisdictions, the Company has funded this obligation with cash held in restricted accounts, and in other jurisdictions this obligation has been funded with insurance. As of December 31, 1999, the Company had deposited $94,516 in restricted cash accounts. The Company also has recorded a related liability of $30,300 representing an estimate to close its current facilities, should closure ever be required.

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

In October 1998, the Company experienced another processing incident that took certain of its recycling equipment out of operation and necessitated an extensive cleanup inside its facility, causing a business interruption during the fourth quarter at this facility. The Company filed its claim relating to this incident in February 1999. The claim sought recovery of expenses incurred to repair the equipment damage and clean up the facility, as well as for lost revenue during the interruption period.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

For the year ended December 31, 1998, the Company has recorded a net expense of $50,422 related to this claim, which consisted of repair and cleanup expenses incurred, net of amounts from the insurance company of $250,000. For the year ended December 31, 1999, the Company recorded a net recovery on this claim of $328,940, which consisted of gross proceeds received from the insurance company of $434,000, net of direct expenses.

REGULATORY NOTICE: In February and July 1999, the Company received a Notice of Violation from the Wisconsin Department of Natural Resources (WDNR) alleging violation of certain state hazardous waste regulations relating to its Union Grove facility. The WDNR's letter identified several alleged violations and informed the Company it has the authority to impose monetary penalties. The Company responded to these violations and entered into settlement negotiations with the State of Wisconsin on this civil proceeding. In December 1999, agreement was reached on settlement terms satisfactory to the State of Wisconsin. Those terms include payment of a civil fine of $75,000 on terms to be determined. The Company anticipates a final settlement agreement with the State of Wisconsin will be received in the near future. While the Company believes it has taken all necessary steps to address these regulatory concerns, these regulatory issues have and may continue to have a negative impact on revenue growth and profitability. At December 31, 1999, the Company has accrued $100,000 for penalties and other costs related to this action.

MERCURY SPILL: In March 1999, a customer of the Company spilled a reportable amount of mercury at the Union Grove Facility. The spill was remediated at the customer's expense, by an independent contractor. The Company also notified the WDNR of this spill and continued to monitor its property for further contamination. In September 1999, the Company received a letter from the WDNR indicating that the Company may be a potential responsible party (PRP) for mercury contamination at its property and required the Company to take comprehensive soil samples of its property and adjacent properties. The results of the soil samples indicated no contamination to the Company's property or adjacent properties. Accordingly, in January 2000, the Company requested from the WDNR a letter which removes the Company as a potential responsible party. In March 2000, the WDNR responded with a letter requesting further information and requiring the Company to continue to monitor its property for consideration. While the Company believes all contamination on its property has been remediated, it can make no assurances as to when or if it will be removed as a PRP by the WDNR. The Company also believes ongoing monitoring costs will not be material and that future material clean-up obligations related to this incident, if any, would be covered by the Company's pollution liability insurance policy.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7. SHAREHOLDERS' EQUITY

WARRANTS: The Company has issued warrants in conjunction with various debt and equity transactions. A summary of warrant activity for the years ended December 31, 1999 and 1998, is as follows:

                                                  1999                            1998
                                       ---------------------------     ---------------------------
                                                      Weighted-                       Weighted-
                                                       Average                         Average
                                        Shares      Exercise Price      Shares      Exercise Price
--------------------------------------------------------------------------------------------------
Outstanding at beginning of period      420,771      $      4.36        300,771       $      4.85
 Granted                                 20,000             1.75        120,000              3.13
                                       -----------------------------------------------------------
Outstanding at end of period            440,771      $      4.24        420,771       $      4.36
                                       ===========================================================

Weighted-average fair value of
 warrants granted during the year                    $      0.89                      $      0.46


The 1998 warrants were granted in conjunction with the MERECO acquisition. In conjunction with providing the debt financing for the acquisition, BACC was granted a 10-year warrant to purchase 100,000 shares of common stock at $3.75. Pursuant to SFAS No. 123, the fair value of the warrant was measured based on the terms of the related debt. No value was assigned to this warrant as management determined that the effective interest rate of the debt was determined to be equal to the market rate for similar debt instruments with similar risk. In addition, a shareholder of MERECO was granted a warrant for the purchase of 20,000 shares of common stock at $0.001. The value of the warrant, which totaled $55,250, was capitalized as a component of the overall purchase price and was valued using the Black-Scholes option pricing model.


NOTE 8. STOCK OPTION PLAN

In September 1996, the Company adopted the Mercury Waste Solutions, Inc. Stock Option Plan (the Plan). The Plan permits the granting of "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options which do not meet the requirements of
Section 422. A total of 371,000 shares of the Company's common stock have been reserved for issuance pursuant to options granted or shares awarded under the Plan. Grants under that plan are accounted for following APB Opinion No. 25 and related interpretations. Compensation costs of $7,000 were charged to income for the stock option grants for the years ended December 31, 1999 and 1998. Had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair value of awards (the method described in FASB Statement No. 123), reported net income (loss) and basic and diluted earnings
(loss) per common share on a pro forma basis would have been as shown below:

                                                           1999             1998
-----------------------------------------------------------------------------------
Net income (loss):
 As reported                                          $ (1,499,472)    $    391,539
 Pro forma                                              (1,536,904)         242,384
Basic and diluted earnings (loss) per share:
 As reported                                                 (0.43)            0.11
 Pro forma                                                   (0.44)            0.07

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8. STOCK OPTION PLAN (CONTINUED)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                          1999           1998
--------------------------------------------------------------------------------
Expected dividend yield                                     --             --
Expected stock price volatility                          94.00%         72.00%
Risk-free interest rate                                   5.10%          5.25%
Expected life of options (years)                             3              3


A summary of the status of the plan at December 31, 1999 and 1998, and changes during the years then ended is as follows:

                                                1999                            1998
                                     ---------------------------     ---------------------------
                                                    Weighted-                       Weighted-
                                                     Average                         Average
                                        Shares    Exercise Price       Shares     Exercise Price
------------------------------------------------------------------------------------------------
Outstanding at beginning of period      269,000    $     2.80          175,000      $     2.00
  Granted                                73,000          2.63          130,000            3.45
  Exercised                                  --            --          (16,000)           0.50
  Forfeited                             (45,000)         3.64          (20,000)           1.81
                                     -----------------------------------------------------------
Outstanding at end of period            297,000    $     2.64          269,000      $     2.80
                                     ===========================================================

Weighted-average fair value of
  options granted during the year                  $     1.61                       $     1.75


The following table summarizes information about stock options outstanding at December 31, 1999:

                                  Options Outstanding                         Options Exercisable
                   ---------------------------------------------------  -------------------------------
                       Number       Weighted-Average                       Number
                   Outstanding at      Remaining           Weighted-    Exercisable at     Weighted-
    Range of        December 31,    Contractual Life        Average       December 31,      Average
Exercise Prices        1999             (Years)         Exercise Price       1999        Exercise Price
-------------------------------------------------------------------------------------------------------
$0.50                 64,000             6.00             $     0.50        32,000         $     0.50
$2.63 - $3.88        198,000             8.57                   3.06        84,800               3.46
$4.00 - $5.00         35,000             7.87                   4.18        14,000               4.18
                   ------------------------------------------------------------------------------------
                     297,000             7.93             $     2.64       130,800         $     2.81
                   ====================================================================================


There were 98,000 options exercisable at December 31, 1998, with a weighted-average exercise price of $3.12.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9. SOURCES OF REVENUE AND MAJOR CUSTOMER

The Company's revenues were derived from the following sources:

                                                         1999              1998
--------------------------------------------------------------------------------
Mercury waste retorting                                    47%               55%
Lamp recycling                                             53%               45%
                                                  ------------------------------
                                                          100%              100%
                                                  ==============================


The Company had no major customers in 1999 and had one customer that accounted for 12 percent of total revenues in 1998.


NOTE 10. INCENTIVE SAVINGS PLAN

Effective January 1, 1998, the Company adopted an incentive savings plan that covers all eligible employees. Employees are permitted to make voluntary contributions up to 20 percent of their annual aggregate compensation. The plan also provides for a company-sponsored match to be determined each year. There was no match in 1998 and in 1999. The Company has the option of making discretionary contributions. For an employee to be eligible for matching and discretionary contributions, she/he must complete one year of service. The Company contributed approximately $35,700 in 1998. There were no discretionary contributions made in 1999.