Form 10QSB
period 2000-03-31
MERCURY WASTE SOLUTIONS INC
filed 2000-05-12
CIK 1028262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                               Yes __X__ No _____.

The number of shares outstanding of each of the Issuer's Common Stock, $.01 Par Value, as of March 31, 2000 was 3,480,097.

Transitional small business disclosure format:

                               Yes _____ No __X__.

                          MERCURY WASTE SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:
           Consolidated Balance Sheets as of March 31, 2000 and
           December 31, 1999                                                  3
           Consolidated Statements of Operations for the three months
           ended March 31, 2000 and 1999                                      4
           Consolidated Statements of Cash Flows for the three months
           ended March 31, 2000 and 1999                                      5
           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          7

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 11
Item 6.    Exhibits and Reports on Form 8-K                                  11
           Signatures                                                        12

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                         MERCURY WASTE SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEET

                                  (UNAUDITED)

                                                                                   MARCH 31,      DECEMBER 31,
                                                                                     2000              1999
                                                                                 ------------     ------------
                                     ASSETS
Current Assets
--------------
  Cash and cash equivalents                                                      $     23,793     $     26,774
  Accounts receivable, less allowance for doubtful accounts of $55,000
    at March 31, 2000 and $90,000 at December 31, 1999                              1,241,905        1,187,921
  Other current assets                                                                256,287          165,194
                                                                                 ------------     ------------
    TOTAL CURRENT ASSETS                                                            1,521,985        1,379,889
                                                                                 ------------     ------------
Property and Equipment, at cost
-------------------------------
  Leasehold improvements                                                              490,211          485,825
  Furniture, fixtures, and equipment                                                  437,385          437,116
  Plant equipment                                                                   2,033,971        2,034,369
  Construction in progress                                                             64,176           53,015
                                                                                 ------------     ------------
    TOTAL PROPERTY AND EQUIPMENT                                                    3,025,743        3,010,325
  Less accumulated depreciation                                                     1,203,566        1,081,029
                                                                                 ------------     ------------
    NET PROPERTY AND EQUIPMENT                                                      1,822,177        1,929,296
                                                                                 ------------     ------------
Other Assets
------------
  Cash restricted for closure                                                          94,516           94,516
  Intangible assets, net                                                            2,145,887        2,261,143
                                                                                 ------------     ------------
    TOTAL OTHER ASSETS                                                              2,240,403        2,355,659
                                                                                 ------------     ------------
      TOTAL ASSETS                                                               $  5,584,565     $  5,664,844
                                                                                 ============     ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
-------------------
  Line of credit, net of discount (Note 2)                                       $  1,689,300     $  1,000,000
  Current portion of long-term debt                                                   223,538        1,058,148
  Accounts payable                                                                    483,376          352,561
  Accrued expenses                                                                    449,376          446,413
  Deferred revenue                                                                    194,366          127,299
                                                                                 ------------     ------------
    TOTAL CURRENT LIABILITIES                                                       3,039,956        2,984,421
                                                                                 ------------     ------------
Long-Term Liabilities
---------------------
  Long-term debt, net of current portion                                                4,942           19,430
  Closure fund                                                                         30,300           30,300
                                                                                 ------------     ------------
    TOTAL LONG-TERM LIABILITIES                                                        35,242           49,730
                                                                                 ------------     ------------
Shareholders' Equity
--------------------
  Common stock, $0.01 par value; shares issued and outstanding of
    3,480,097 at March 31, 2000 and December 31, 1999                                  34,801           34,801
  Additional paid-in capital                                                        4,801,144        4,799,394
  Accumulated deficit                                                              (2,326,578)      (2,203,502)
                                                                                 ------------     ------------
    TOTAL SHAREHOLDERS' EQUITY                                                      2,509,367        2,630,693
                                                                                 ------------     ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  5,584,565     $  5,664,844
                                                                                 ============     ============


                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                           MARCH 31, 2000   MARCH 31, 1999
                                                           --------------   --------------
Revenues                                                     $  1,533,419     $  1,280,536
Cost of Revenues                                                  987,896          934,708
                                                             ------------     ------------
    Gross Profit                                                  545,523          345,828
                                                             ------------     ------------

Operating Expenses
  Sales & Marketing                                               179,355          302,911
  General & Administrative                                        404,124          470,753
                                                             ------------     ------------
                                                                  583,479          773,664
                                                             ------------     ------------
    Operating Income (Loss)                                       (37,956)        (427,836)

Business interruption claim recovery (expenses), net                    0          328,940
Interest Income                                                       432            2,124
Interest Expense                                                  (85,552)         (56,484)
                                                             ------------     ------------
    Net Income (Loss) before Income Taxes                        (123,076)        (153,256)
Income tax expense (benefit)                                            0                0
                                                             ------------     ------------
    Net Income (Loss)                                        $   (123,076)    $   (153,256)
                                                             ============     ============

  Basic and diluted income (loss) per share                  $      (0.04)    $      (0.04)

  Basic and diluted weighted average number of common and
    common equivalent shares outstanding:                       3,480,097        3,480,097


                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                                               FOR THE THREE MONTHS ENDED
                                                                                            MARCH 31, 2000   MARCH 31, 1999
                                                                                            --------------   --------------
Cash Flows From Operating Activities
------------------------------------
  Net Income (Loss)                                                                           $   (123,076)    $   (153,256)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation                                                                                   122,537          114,567
    Amortization                                                                                   115,256          114,978
    Non cash compensation                                                                            1,750            1,750
    Changes in assets and liabilities:
      Accounts receivable                                                                          (53,984)        (123,537)
      Other current assets                                                                         (37,290)           4,672
      Accounts payable                                                                              20,115           33,077
      Accrued expenses                                                                               2,963            7,145
      Deferred revenue                                                                              67,067            5,940
                                                                                              ------------     ------------
        NET CASH PROVIDED BY  OPERATING ACTIVITIES                                                 115,338            5,336
                                                                                              ------------     ------------

Cash Flows from Investing Activities
------------------------------------
  Purchase of property and equipment                                                               (15,418)        (105,690)
  Increase in restricted cash                                                                            0           (2,124)
                                                                                              ------------     ------------
        NET CASH USED IN INVESTING ACTIVITIES                                                      (15,418)        (107,814)
                                                                                              ------------     ------------

Cash Flows From Financing Activities
------------------------------------
  Payments on long-term debt                                                                       (62,901)        (129,048)
  Net borrowings (repayments) on the line of credit                                                (40,000)         270,000
                                                                                              ------------     ------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       (102,901)         140,952
                                                                                              ------------     ------------
          INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                            (2,981)          38,474
Cash and cash equivalents
  Beginning                                                                                         26,774           75,015
                                                                                              ------------     ------------
  Ending                                                                                      $     23,793     $    113,489
                                                                                              ============     ============
Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                                                                  $     75,111     $     43,850
                                                                                              ============     ============


                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2000

Note 1. - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000, or any other period. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-KSB.

Note 2. - Debt Restructuring

         In May 1998, the Company entered into a $2,000,000 loan agreement with Bankers American Capital Corporation ("BACC"), a corporation wholly owned by Brad J. Buscher, the Company's Chairman of the Board and Chief Executive Officer. The $2,000,000 loan consisted of a $1,200,000 term loan used to fund the Mercury Refining Company, Inc. acquisition and an $800,000 revolving credit loan used for working capital purposes. The term loan had a two-year term requiring quarterly payments, commencing on September 1, 1998, of $60,000 plus interest with the balance due in May 2000 and the revolving credit loan had a one-year term. Borrowings under the loans bear interest at 6% over the prime rate and are secured by all Company assets. In May 1999 the line of credit was extended to November 1999 and in September 1999, the line of credit was further extended to May 2000 and increased from $800,000 to $1,000,000 under similar terms.

         In March 2000, the term loan and the revolving credit loan, with a combined outstanding balance of $1,910,000, were consolidated into one $2,000,000 revolving credit loan ("Restructured Loan") with BACC. The Restructured Loan requires monthly interest only payments at 6% over the prime rate, is secured by all Company assets and matures on December 31, 2000. As consideration for restructuring the loan, BACC required a $120,000 cash commitment fee payable on December 31, 2000 or upon liquidation or sale of the Company. The $120,000 fee has been recorded as a discount against the Restructured Loan. In conjunction with this transaction, BACC also sold a $1,000,000 participation in the Restructured Loan to the First National Bank of Fulda, an entity owned by Frank Farrar, a member of the Company's Board of Directors. At March 31, 2000, gross line of credit borrowings totaled $1,800,000, net of the unamortized debt discount of $110,700.

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

         REVENUES. Total revenues were $1,533,419 for the three months ended March 31, 2000 compared to $1,280,536 for the three months ended March 31, 1999, an increase of $252,883 or 20%.

         Mercury retorting revenues were $765,492 for the three months ended March 31, 2000 compared to $620,991 for the three months ended March 31, 1999, an increase of $144,501 or 23%. The Company believes the increase in retort revenue in 2000 is primarily due to the increase in large retort projects. Retort revenues can vary significantly from period to period due to the extent or lack of one-time large retort projects, the nature and extent of which varies from year to year. For the three months ended March 31, 2000, the Company had large retort projects of approximately $130,000 as compared to none for the three months ended March 31, 1999.

         Lamp Recycling revenues were $767,927 for the three months ended March 31, 2000 compared to $659,545 for the three months ended March 31, 1999, an increase of $108,382 or 16%. The Company believes the increase in lamp recycling revenue is due primarily to the continued growth of its turnkey lamp recycling container programs. In addition to revenue growth generated from these products in its current customer base, the Company has established strategic relationships in the current quarter with large distributors to sell these products to their customers.

         Under the Company's lamp recycling programs, the Company charges an up front fee that covers the cost of the container, transportation and recycling. A portion of this up front fee is deferred until all services are performed. Factoring out the deferred revenue adjustments, lamp recycling billings for the three months ended March 31, 2000 increased by 25% over billings for the three months ended March 31, 1999.

         COST OF REVENUES. Cost of revenues consists primarily of direct labor costs to process the waste, transportation costs and direct facility overhead costs. Gross profit as a percent of revenue was 36% and 27% for the three months ended March 31, 2000 and 1999, respectively.

         Mercury retorting gross profit percentages were 31% and 7% for the three months ended March 31, 2000 and 1999, respectively. The improvement in the mercury retorting gross profit margin is due primarily to increased sales, resulting in more efficient utilization of the Union Grove Facility, which has a cost structure that is predominately fixed. Lamp recycling gross profit percentages were 40% and 46% for the three months ended March 31, 2000 and 1999, respectively. The decrease in lamp recycling gross margins is primarily due to increased sales of its lamp recycling products to distributors as discussed above and to increased costs related to the expansion of the Atlanta facility in March 1999.

         SALES AND MARKETING. Sales and marketing expense was $179,355 for the three months ended March 31, 2000 compared to $302,911 for the three months ended March 31, 1999, a decrease of $123,556 or 41%. The decrease in 2000 is primarily due to sales personnel cuts made in the second half of 1999.

         GENERAL AND ADMINISTRATIVE. General and administrative expense was $404,124 for the three months ended March 31, 2000 compared to $470,753 for the three months ended March 31, 1999, a decrease of $66,629 or 14%. The decrease in 2000 is primarily due to personnel and related cost cuts made in the second half of 1999.

         BUSINESS INTERRUPTION CLAIM RECOVERY. The business interruption claim recovery of $328,940 recorded for the three months ended March 31, 1999 represents net proceeds received from the insurance company related to a 1998 business interruption insurance claim.

         INTEREST EXPENSE. Interest expense was $85,552 for the three months ended March 31, 2000 compared to $56,484 for the three months ended March 31, 1999. The increase in 2000 was due to increased line of credit borrowings, higher interest rates and the amortization of the debt discount related to the refinancing of the line of credit.

         INCOME TAXES. There was no income tax expense (benefit) recorded for the three months ended March 31, 2000 or 1999. At December 31, 1999, the Company recorded a valuation allowance of approximately $896,000 on its net deferred tax assets due to the uncertainty of their realization. The realization of these deferred tax assets is dependent upon generating sufficient taxable income during the period that deductible temporary differences and net operating loss carryforwards are expected to be available to reduce taxable income. At December 31, 1999, the Company had net operating loss carryforwards of approximately $1,800,000, of which $613,000 expire in 2012 and $1,187,000 expire in 2019.

         NET LOSS. Resulting from the factors discussed above, the Company recorded a net loss of $123,076 for the three months ended March 31, 2000 compared to a net loss of $153,256 for the three months ended March 31, 1999. Basic and diluted loss per share was $0.04 for the three months ended March 31, 2000 compared to basic and diluted loss per share of $0.04 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $115,338 for the three months ended March 31, 2000, primarily resulting from depreciation and amortization of $237,793, offset by the net loss of $123,076.

         Cash flows used in investing activities were $15,418 for the three months ended March 31, 2000, consisting primarily of payments for capital expenditures related to the Union Grove Facility.

         Cash flows used in financing activities were $102,901 for the three months ended March 31, 2000, consisting of payments on the line of credit of $40,000 and payments on long-term debt of $62,901.

         In May 1998, the Company entered into a $2,000,000 loan agreement with Bankers American Capital Corporation ("BACC"), a corporation wholly owned by Brad J. Buscher, the Company's Chairman of the Board and Chief Executive Officer. The $2,000,000 loan consisted of a $1,200,000 term loan used to fund the Mercury Refining Company, Inc. acquisition and an $800,000 revolving credit loan used for working capital purposes. The term loan had a two-year term requiring quarterly payments, commencing on September 1, 1998, of $60,000 plus interest with the balance due in May 2000 and the revolving credit loan had a one-year term. Borrowings under the loans bear interest at 6% over the prime rate and are secured by all Company assets. In May 1999 the line of credit was extended to November 1999 and in September 1999, the line of credit was further extended to May 2000 and increased from $800,000 to $1,000,000 under similar terms.

         In March 2000, the term loan and the revolving credit loan, with a combined outstanding balance of $1,910,000, were consolidated into one $2,000,000 revolving credit loan ("Restructured Loan") with BACC. The Restructured Loan requires monthly interest only payments at 6% over the prime rate, is secured by all Company assets and matures on December 31, 2000. As consideration for restructuring the loan, BACC required a $120,000 cash commitment fee payable on December 31, 2000 or upon liquidation or sale of the Company. The $120,000 fee has been recorded as a discount against the Restructured Loan. In conjunction with this transaction, BACC also sold a $1,000,000 participation in the Restructured Loan to the First National Bank of Fulda, an entity owned by Frank Farrar, a member of the Company's Board of Directors. At March 31, 2000, gross line of credit borrowings totaled $1,800,000, net of the unamortized debt discount of $110,700.

         The Company anticipates that its availability under its revolving credit loan and cash generated by its operations will be sufficient to fund its working capital needs, debt service and capital expenditures through at least December 31, 2000, excluding any unanticipated expenses associated with the Company's regulatory matters and any additional business acquisitions and provided that revenues increase in the short-term, which cannot be assured. To improve its short-term liquidity position, the Company has restructured its loan with BACC as discussed above and has taken steps to reduce its overhead to be more in line with its actual revenues realized. In addition to the factors indicated above, liquidity beyond December 31, 2000 will be dependent on increased revenues and additional financing from BACC, which would include the renewal of the Restructured Loan due December 31, 2000, or from another source on affordable terms to the Company. There can be no assurance that additional financing will be available at all or that if available, such financing would be obtainable on terms favorable to the Company. Failure to obtain additional financing could have a material adverse effect on the Company.

         REGULATORY MATTERS

         NOTICE OF VIOLATION. In February 1999 and July 1999, the Company received Notices of Violation from the Wisconsin Department of Natural Resources ("WDNR") alleging violation of certain state hazardous waste regulations relating to its Union Grove Facility. The WDNR's letters identified several alleged violations and informed the Company that the WDNR has the authority to impose monetary penalties. The Company responded to these violations and entered into settlement negotiations with the State of Wisconsin of this civil proceeding. In December 1999, agreement was reached on settlement terms satisfactory to the State of Wisconsin. Those terms include payment of a civil fine of $75,000 to be paid over three years. The Company anticipates entering into a final settlement agreement with the State of Wisconsin in the near future. While the Company believes it has taken all necessary steps to address these regulatory concerns, these regulatory issues have and may continue to have a negative impact on revenue growth and profitability.

         UNION GROVE FACILITY STORAGE PERMIT. In May 1997, the Company applied for a hazardous waste storage permit for 181 drums of storage from the WDNR. In March 1998, the WDNR granted the Company a variance that allowed the Company to store up to 181 drums of hazardous waste at the facility. In September of 1998 the Company submitted a new permit application, which requested 829 drums of waste storage. The Part B storage permit application is currently under review by the WDNR. In addition, certain elements of the permit require approval by the EPA. The Company has been informed by the WDNR that the WDNR is working towards issuance of the permit, with appropriate EPA approvals. Commencing in May, 2000 and continuing until the final permit issuance, the Union Grove Facility operations will have to operate without storage capability for certain types of wastes. While the Company believes this situation will not have a material adverse affect on its operations, it will result in increased transportation and related costs due to the increased need to use its Kenosha, Wisconsin and Albany, New York storage facilities.

         MERCURY SPILL. In March 1999, a customer of the Company spilled a reportable amount of mercury at the Union Grove Facility. The spill was immediately cleaned up, at the customer's expense, by an independent contractor. The Company also notified the WDNR of this spill and continued to monitor its property for further contamination. In May 1999, the Company determined there was further contamination of its property from this spill and remediated, again at the customer's expense, the affected areas. In September 1999, the Company received a letter from the WDNR indicating that the Company may be a potential responsible party ("PRP") for mercury contamination at its property and required the Company to take comprehensive soil samples of its property and adjacent properties. The results of the soil samples indicated no contamination to the Company's property or adjacent properties. Accordingly, in

January 2000, the Company requested from the WDNR a letter which removes the Company as a PRP. In March 2000, the WDNR responded with a letter requesting further information and requiring the Company to continue to monitor its property for contamination. The Company has provided this additional information to the WDNR and has continued to monitor the property for contamination. The Company has again requested the WDNR to issue a letter which removes the Company as a PRP. While the Company believes all contamination on its property has been remediated, it can make no assurances as to when or if it will be removed as a PRP by the WDNR. The Company also believes ongoing monitoring costs will not be material and that future material clean-up obligations related to this incident, if any, would be covered by the Company's pollution liability insurance policy.

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

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

         NOTICE OF VIOLATION. In February 1999 and July 1999, the Company received Notices of Violation from the Wisconsin Department of Natural Resources ("WDNR") alleging violation of certain state hazardous waste regulations relating to its Union Grove Facility. The WDNR's letters identified several alleged violations and informed the Company that the WDNR has the authority to impose monetary penalties. The Company responded to these violations and entered into settlement negotiations with the State of Wisconsin of this civil proceeding. In December 1999, agreement was reached on settlement terms satisfactory to the State of Wisconsin. Those terms include payment of a civil fine of $75,000 to be paid over three years. The Company anticipates entering into a final settlement agreement with the State of Wisconsin in the near future. While the Company believes it has taken all necessary steps to address these regulatory concerns, these regulatory issues have and may continue to have a negative impact on revenue growth and profitability.


Item 6.           Exhibits and Reports on Form 8-K

                  (A)      Exhibits
                           27 -- Financial Data Schedule

                  (B) Reports on Form 8-K -- no reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                       Mercury Waste Solutions, Inc.
                                       ----------------------------
                                       (registrant)



Dated: May 12, 2000                    \s\ BRAD J. BUSCHER
                                       -------------------
                                       Brad J. Buscher
                                       Chairman of the Board and Chief Executive
                                       Officer




Dated: May 12, 2000                    \s\ TODD J. ANDERSON
                                       --------------------
                                       Todd J. Anderson
                                       Chief Financial Officer