Form 10QSB
period 2000-06-30
MERCURY WASTE SOLUTIONS INC
filed 2000-08-14
CIK 1028262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                           Yes    X    No        .
                               -------   ---------

The number of shares outstanding of each of the Issuer's Common Stock, $.01 Par Value, as of June 30, 2000 was 3,480,097.

Transitional small business disclosure format:

                           Yes        No    X   .
                              ------     --------

                          MERCURY WASTE SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX




                                                                                               PAGE
                                                                                               ----
PART I.      FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements:
             Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999
             and Pro Forma Consolidated Balance Sheet as of June 30, 2000                3
             Consolidated Statements of Operations for the three and six months
             ended June 30, 2000 and 1999                                                4
             Consolidated Statements of Cash Flows for the six months
             ended June 30, 2000 and 1999                                                5
             Notes to Consolidated Financial Statements                                  6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                   7

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                          11
Item 4.      Submission of Matters to a Vote of Security Holders                        11
Item 6.      Exhibits and Reports on Form 8-K                                           12
             Signatures                                                                 13



PART 1-FINANCIAL INFORMATION

Item 1.  Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             PRO FORMA
                                                                               JUNE 30,       JUNE 30,         DECEMBER 31,
                                                                             2000 (NOTE 3)       2000              1999
                                                                             -----------      -----------      -------------
                                 ASSETS                                      (unaudited)      (unaudited)
Current Assets
    Cash                                                                     $    40,937      $    40,937      $    26,774
    Accounts receivable, less allowance for doubtful accounts of $85,000
       at June 30, 2000 and $90,000 at December 31, 1999                       1,174,415        1,174,415        1,187,921
    Other current assets                                                         256,479          256,479          165,194
                                                                             -----------      -----------      -----------
       TOTAL CURRENT ASSETS                                                    1,471,831        1,471,831        1,379,889
                                                                             -----------      -----------      -----------
 Property and Equipment, at cost
    Leasehold improvements                                                       505,415          505,415          485,825
    Furniture, fixtures, and equipment                                           448,762          448,762          437,116
    Plant equipment                                                            2,072,541        2,072,541        2,034,369
    Construction in progress                                                      67,114           67,114           53,015
                                                                             -----------      -----------      -----------
       TOTAL PROPERTY AND EQUIPMENT                                            3,093,832        3,093,832        3,010,325
    Less accumulated depreciation                                              1,327,236        1,327,236        1,081,029
                                                                             -----------      -----------      -----------
       NET PROPERTY AND EQUIPMENT                                              1,766,596        1,766,596        1,929,296
                                                                             -----------      -----------      -----------
Other Assets
    Cash restricted for closure                                                   97,743           97,743           94,516
    Intangible assets, net                                                     2,042,371        2,042,371        2,261,143
                                                                             -----------      -----------      -----------
       TOTAL OTHER ASSETS                                                      2,140,114        2,140,114        2,355,659
                                                                             -----------      -----------      -----------
         TOTAL ASSETS                                                        $ 5,378,541      $ 5,378,541      $ 5,664,844
                                                                             ===========      ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Line of credit, net of discount of $73,800  in 2000                      $ 1,121,200      $ 1,721,200      $ 1,000,000
    Current portion of long-term debt                                            157,489          157,489        1,058,148
    Accounts payable                                                             576,243          576,243          352,561
    Accrued expenses                                                             318,991          318,991          446,413
    Deferred revenue                                                             236,067          236,067          127,299
                                                                             -----------      -----------      -----------
       TOTAL CURRENT LIABILITIES                                               2,409,990        3,009,990        2,984,421
                                                                             -----------      -----------      -----------
Long-Term Liabilities
    Long-term debt, net of current portion                                             0                0           19,430
    Closure fund                                                                  30,300           30,300           30,300
                                                                             -----------      -----------      -----------
       TOTAL LONG-TERM LIABILITIES                                                30,300           30,300           49,730
                                                                             -----------      -----------      -----------

Shareholders' Equity
    Series A Convertible Preferred Stock, $0.01 par value, $600,000
       liquidation value, 600 shares issued and outstanding                            6                0                0
    Common stock, $0.01 par value; shares issued and outstanding
       of 3,480,097                                                               34,801           34,801           34,801
    Additional paid-in capital                                                 5,402,888        4,802,894        4,799,394
    Accumulated deficit                                                       (2,499,444)      (2,499,444)      (2,203,502)
                                                                             -----------      -----------      -----------
         TOTAL SHAREHOLDERS' EQUITY                                            2,938,251        2,338,251        2,630,693
                                                                             -----------      -----------      -----------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 5,378,541      $ 5,378,541      $ 5,664,844
                                                                             ===========      ===========      ===========

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                    JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000    JUNE 30, 1999
                                                    -------------    -------------    -------------    -------------
Revenues                                             $ 1,615,889      $ 1,477,763      $ 3,149,308      $ 2,758,299
Cost of Revenues                                       1,035,397        1,037,487        2,023,293        1,972,195
                                                     -----------      -----------      -----------      -----------
       Gross Profit                                      580,492          440,276        1,126,015          786,104
                                                     -----------      -----------      -----------      -----------

Operating Expenses
    Sales & Marketing                                    203,459          302,330          382,814          605,241
    General & Administrative                             439,775          501,998          843,899          972,752
                                                     -----------      -----------      -----------      -----------
                                                         643,234          804,328        1,226,713        1,577,993
                                                     -----------      -----------      -----------      -----------
       Operating Loss                                    (62,742)        (364,052)        (100,698)        (791,889)

Insurance claim recovery, net of direct
    expenses                                                   0                0                0          328,940
Interest Income                                            3,685              477            4,117            2,601
Interest Expense                                        (113,809)         (61,715)        (199,361)        (118,198)
                                                     -----------      -----------      -----------      -----------
       Net Loss  before Income Taxes                    (172,866)        (425,290)        (295,942)        (578,546)
Income tax expense (benefit)                                   0                0                0                0
                                                     -----------      -----------      -----------      -----------
       Net Loss                                      ($  172,866)     ($  425,290)     ($  295,942)     ($  578,546)
                                                     ===========      ===========      ===========      ===========

    Basic and diluted loss per share                 ($     0.05)     ($     0.12)     ($     0.09)     ($     0.17)

    Basic and diluted weighted average number of
       common and common equivalent shares
       outstanding:                                    3,480,097        3,480,097        3,480,097        3,480,097


                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         FOR THE SIX MONTHS ENDED
                                                                                      JUNE 30, 2000  JUNE 30, 1999
                                                                                      -------------  -------------
Cash Flows From Operating Activities
    Net loss                                                                            ($295,942)     ($578,546)
    Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation                                                                     248,438        232,310
         Amortization of intangible assets                                                230,570        230,234
         Amortization of debt discount                                                     46,200              0
         Non cash compensation                                                              3,500          3,500
         Changes in assets and liabilities:
              Receivables                                                                  13,506        219,774
              Other current assets                                                        (37,482)       (41,716)
              Accounts payable                                                            103,682          7,368
              Accrued expenses                                                           (127,422)       (10,502)
              Deferred revenue                                                            108,768         10,914
                                                                                        ---------      ---------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                                 293,818         73,336
                                                                                        ---------      ---------

Cash Flows from Investing Activities
    Purchase of property and equipment and other assets                                   (97,536)      (191,677)
    Increase in restricted cash                                                            (3,227)        (2,610)
                                                                                        ---------      ---------
                NET CASH USED IN INVESTING ACTIVITIES                                    (100,763)      (194,287)
                                                                                        ---------      ---------

Cash Flows From Financing Activities
    Payments on long-term debt                                                           (133,892)      (205,932)
    Net borrowings (repayments) on the line of credit                                     (45,000)       305,000
                                                                                        ---------      ---------
                NET CASH PROVIDED BY  (USED IN) FINANCING ACTIVITIES                     (178,892)        99,068
                                                                                        ---------      ---------
                                         INCREASE (DECREASE) IN CASH                       14,163        (21,883)
Cash
    Beginning                                                                              26,774         75,015
                                                                                        ---------      ---------
    Ending                                                                              $  40,937      $  53,132
                                                                                        =========      =========
Supplemental Disclosures of Cash Flow Information
    Cash payments for interest                                                          $ 175,412      $ 111,761
                                                                                        =========      =========

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.

             Notes to Consolidated Financial Statements (unaudited)
                                  June 30, 2000

Note 1. - Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000, or any other period. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-KSB.

Note 2. - Tender Offer

            In July 2000, the Company signed a letter of intent with Environmental Technologies, Corp. ("EVTC") whereby EVTC agreed to purchase a controlling interest in the Company through a friendly tender offer to acquire up to a maximum of approximately 2.4 million (70%) of the Company's common shares outstanding. Pursuant to the letter of intent, EVTC agreed to commence a cash tender offer to purchase the Company's publicly held shares for $2.15 per share and unregistered Company shares for $1.95 in cash and $.20 in restricted EVTC Common Stock. If successful with the tender offer, EVTC will own up to 70% (but not less than 50%) of the Company's outstanding shares, on a fully diluted basis. The tender offer is being made subject to Company shareholder approval, the completion of due diligence, EVTC's ability to obtain financing, certain other related agreements and definitive offering documents to be filed with the Securities and Exchange Commission. Certain members of the Company's management and board of directors have entered or will enter into agreements under which they have agreed to tender shares held by them to EVTC to ensure that at least 50% of the Company's outstanding shares are tendered to EVTC.

Note 3. - Subsequent Event - Debt Conversion and Pro Forma Balance Sheet

              In order to maintain its minimum tangible net worth listing requirement with NASDAQ, the Company increased its net tangible assets by $600,000 by the date of this filing. As a result, BACC, in August 2000, converted $600,000 of debt in exchange for $600,000 of Series A Convertible Preferred Stock ("Preferred Stock") at $1,000 per share. The Preferred Stock has a maximum holding period of 36 months, is convertible into common stock at a 25% discount to the 20 day average of the closing price prior to conversion with a conversion ceiling of $1.82 per share and carries a 12% dividend rate payable in cash monthly. Because the Preferred Stock can be converted to common stock at a 25 percent discount to average market value, a "beneficial conversion feature," which is valued at $200,000, will be amortized over the period from the date of issuance to the date of earliest conversion, which is the closing date of the tender offer. In the event the tender offer is consummated by EVTC, EVTC will be required to purchase the Preferred Stock from BACC.

             In connection with this offering, BACC was granted a warrant for the purchase of 70,000 shares of common stock of the Company at an exercise price of $1.44 per share, the market price of the Company's common stock on the date of issuance. The warrant carries a five-year term and is exercisable six months after issuance.

             The unaudited pro forma consolidated balance sheet as of June 30, 2000 has been prepared by using the unaudited consolidated balance sheet as of June 30, 2000, adjusted to give effect to the debt conversion and related Preferred Stock issuance as if it occurred on June 30, 2000.

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

            REVENUES. Total revenues were $1,615,889 and $3,149,308 for the three and six months ended June 30, 2000 compared to $1,477,763 and $2,758,299 for the three and six months ended June 30, 1999, an increase of 9% and 14%, respectively.

            Mercury retorting revenues were $710,295 and $1,475,787 for the three and six months ended June 30, 2000 compared to $757,772 and $1,378,563 for the three and six months ended June 30, 1999, a decrease in the three month period of 6% and an increase in the six month period of 7%. The decrease in retort revenues for the three months ended June 30, 2000 was due, in part, to storage constraints at the Union Grove Facility. In conjunction with obtaining its final hazardous waste storage permit (See "Regulatory Matters"), the Union Grove Facility was required to operate without storage capability for certain hazardous wastes for the second half of the quarter. These storage constraints required the Company to defer some customer shipments into third quarter when the permit was received. In addition, the Company realized a decrease in shipments in the three months ended June 30, 2000 period from a large retort customer who filed bankruptcy in June 2000 (See below). The Company believes the increase in retort revenue in the six month period is primarily due to the increase in large retort projects. Retort revenues can vary significantly from period to period due to the extent or lack of one-time large retort projects, the nature and extent of which varies from year to year. For the six months ended June 30, 2000, the Company had revenue from large retort projects of approximately $130,000 as compared to $75,000 for the six months ended June 30, 1999.

            In June 2000, one of the Company's larger retort customers declared bankruptcy under Chapter 11 of the bankruptcy code. As of June 30, 2000, the Company had pre-petition receivables due from this customer of approximately $50,000, the majority of which has been reserved for in the bad debt allowance. For the six months ended June 30, 2000 and 1999, revenues from this customer totaled 9% and 12% of total revenues, respectively. The Company has continued to receive shipments from this customer under what management believes are acceptable terms to the Company. While the Company believes it is not economically dependent on this customer and believes business from this customer will continue, it cannot predict the ultimate resolution of the bankruptcy and the resultant effect on the Company's future retort revenues.

            Lamp Recycling revenues were $905,594 and $1,673,521 for the three and six months ended June 30, 2000 compared to $719,991 and $1,379,736 for the three and six months ended June 30, 1999, an increase of 26% and 21%, respectively. The Company believes the increase in lamp recycling revenue is due primarily to the continued growth of its turnkey lamp recycling container programs. In addition to revenue growth generated from these products in its current customer base, the Company has established strategic relationships in 2000 with large distributors to sell these products to their customers.

            COST OF REVENUES. Cost of revenues consists primarily of direct labor costs to process the waste, transportation costs and direct facility overhead costs. Gross profit as a percent of revenue was 36% for the three and six months ended June 30, 2000 compared to 30% and 28% for the three and six months ended June 30, 1999.

            Mercury retorting gross profit percentages were 25% and 28% for the three and six months ended June 30, 2000 compared to 21% and 15% for the three and six months ended June 30, 1999. The Company believes the increase in the mercury retorting gross profit margin was due, in part, to improved processing efficiency in the 2000 periods coupled with increased sales in the six month period, resulting in increased utilization of the fixed cost structure of the Union Grove Facility. Lamp recycling gross profit percentages were 44% and 42% for the three and six months ended June 30, 2000 compared to 39% and 42% for the three and six months ended June 30, 1999. The Company believes the improvement in lamp recycling gross margins is primarily due to increased sales, which better leveraged the Company's fixed facility and personnel related costs.

            SALES AND MARKETING. Sales and marketing expense was $203,459 and $382,814 for the three and six months ended June 30, 2000 compared to $302,330 and $605,241 for the three and six months ended June 30, 1999, a decrease of 33% and 37%, respectively. The decrease in 2000 is primarily due to sales personnel and related cost cuts made in the second half of 1999. The Company has been able to increase sales in 2000 despite a reduced sales staff due to focused efforts to sell its turnkey lamp recycling container programs through distributors and a focus on large quantity mercury waste generators.

            GENERAL AND ADMINISTRATIVE. General and administrative expense was $439,775 and $843,899 for the three and six months ended June 30, 2000 compared to $501,998 and $972,752 for the three and six months ended June 30, 1999, a decrease 12% and 13%, respectively. The decrease in 2000 is primarily due to personnel and related cost cuts made in the second half of 1999.

            INSURANCE CLAIM RECOVERY. The insurance claim recovery of $328,940 recorded for the six months ended June 30, 1999 represents net proceeds received from the insurance company related to a 1998 business interruption insurance claim.

            INTEREST EXPENSE. Interest expense was $113,809 and $199,361 for the three and six months ended June 30, 2000 compared to $61,715 and $118,198 for the three and six months ended June 30, 1999. The increases in the 2000 periods were due to increased line of credit borrowings, higher interest rates and the amortization of the debt discount related to the refinancing of the line of credit.

            INCOME TAXES. There was no income tax expense (benefit) recorded in 2000 or in 1999. At December 31, 1999, the Company recorded a valuation allowance of approximately $896,000 on its net deferred tax assets due to the uncertainty of their realization. The realization of these deferred tax assets is dependent upon generating sufficient taxable income during the period that deductible temporary differences and net operating loss carryforwards are expected to be available to reduce taxable income. At December 31, 1999, the Company had net operating loss carryforwards of approximately $1,800,000, of which $613,000 expire in 2012 and $1,187,000 expire in 2019.

            NET INCOME (LOSS). Resulting from the factors discussed above, the Company recorded net losses of $172,866 and $295,942 for the three and six months ended June 30, 2000 compared to net losses of $425,290 and $578,546 for the three and six months ended June 30, 1999. Basic and diluted loss per share were $0.05 and $0.09 for the three and six months ended June 30, 2000 compared to basic and diluted loss per share of $0.12 and $0.17 for the three and six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash provided by operating activities was $293,818 for the six months ended June 30, 2000, primarily resulting from depreciation and amortization of $525,208 offset by the net loss of $295,942.

            Cash flows used in investing activities were $100,763 for the six months ended June 30, 2000, consisting primarily of payments for capital expenditures related to the Union Grove Facility.

            Cash flows used in financing activities were $178,892 for the six months ended June 30, 2000, consisting of repayments of $45,000 under the Company's line of credit and payments on long-term debt of $133,892.

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

            In March 2000, the term loan and the revolving credit loan, with a combined outstanding balance of $1,910,000, were consolidated into one $2,000,000 revolving credit loan ("Restructured Loan") with BACC. The Restructured Loan requires monthly interest only payments at 6% over the prime rate, is secured by all Company assets and matures on December 31, 2000. As consideration for restructuring the loan, BACC required a $120,000 cash commitment fee payable on December 31, 2000 or upon liquidation or sale of the Company. The $120,000 fee has been recorded as a discount against the Restructured Loan. In conjunction with this transaction, BACC also sold a $1,000,000 participation in the Restructured Loan to the First National Bank of Fulda, an entity owned by Frank Farrar, a member of the Company's Board of Directors. At June 30, 2000, gross line of credit borrowings totaled $1,795,000, net of the unamortized debt discount of $73,800.

            In July 2000, the Company signed a letter of intent with Environmental Technologies, Corp. ("EVTC") whereby EVTC agreed to purchase a controlling interest in the Company through a friendly tender offer to acquire up to a maximum of approximately 2.4 million (70%) of the Company's common shares outstanding. Pursuant to the letter of intent, EVTC agreed to commence a cash tender offer to purchase the Company's publicly held shares for $2.15 per share and unregistered Company shares for $1.95 in cash and $.20 in restricted EVTC Common Stock. If successful with the tender offer, EVTC will own up to 70% (but not less than 50%) of the Company's outstanding shares, on a fully diluted basis. The tender offer is being made subject to Company shareholder approval, the completion of due diligence, EVTC's ability to obtain financing, certain other related agreements and definitive offering documents to be filed with the Securities and Exchange Commission. Certain members of the Company's management and board of directors have entered or will enter into agreements under which they have agreed to tender shares held by them to EVTC to ensure that at least 50% of the Company's outstanding shares are tendered to EVTC.

              In order to maintain its minimum tangible net worth listing requirement with NASDAQ, the Company increased its net tangible assets by $600,000 by the date of this filing. As a result, BACC, in August 2000, converted $600,000 of the Restructured Loan in exchange for $600,000 of Series A Preferred Stock ("Preferred Stock") at $1,000 per share. The Preferred Stock has a maximum holding period of 36 months, is convertible into common stock at a 25% discount to the 20 day average of the closing price prior to conversion with a conversion ceiling of $1.82 per share and carries a 12% dividend rate payable in cash monthly. Because the Preferred Stock can be converted to common stock at a 25 percent discount to average market value, a "beneficial conversion feature," which is valued at $200,000, will be amortized over the period from the date of issuance to the date of earliest conversion, which is the closing date of the tender offer. In connection with this offering, BACC was granted a warrant for the purchase of 70,000 shares of common stock of the Company at an exercise price of $1.44 per share, the market price of the Company's common stock on the date of issuance. The warrant carries a five-year term and is exercisable six months after issuance.

             In the event the tender offer by EVTC is consummated, the future cash liquidity of the Company will be in the control of EVTC. As a condition of the tender offer, EVTC will be required to pay-off the Restructured Loan, including any accrued interest and fees, to BACC. In addition, FVTC will be required to purchase the Preferred Stock from BACC.

            In the event the tender offer by EVTC is not consummated, the Company anticipates that its availability under its revolving credit loan and cash generated by its operations will be sufficient to fund its working capital needs, debt service and capital expenditures through at least December 31, 2000, provided that revenues continue to increase in the short-term, which cannot be assured. To improve its short-term liquidity position, the Company has restructured its loan with BACC as discussed above and has taken steps to reduce its overhead to be more in line with its actual revenues realized. In addition to the factors indicated above, liquidity beyond December 31, 2000 will be dependent on increased revenues and additional financing from BACC, which would include the renewal of the Restructured Loan due December 31, 2000, or from another source on terms affordable to the Company. There can be no assurance that additional financing will be available at all or that if available, such financing would be obtainable on terms favorable to the Company. Failure to obtain additional financing could have a material adverse effect on the Company.

            REGULATORY MATTERS

            NOTICE OF VIOLATION. In February 1999 and July 1999, the Company received Notices of Violation from the Wisconsin Department of Natural Resources ("WDNR") alleging violation of certain state hazardous waste regulations relating to its Union Grove Facility. The WDNR's letters identified several alleged violations and informed the Company that the WDNR has the authority to impose monetary penalties. The Company responded to these violations and entered into settlement negotiations with the State of Wisconsin of this civil proceeding. In December 1999, agreement was reached on settlement terms satisfactory to the State of Wisconsin and in May 2000, the final stipulation agreement was executed. Those terms include payment of a civil fine of $75,000 to be paid over three years, commencing in July 2000.

            UNION GROVE FACILITY STORAGE PERMIT. In May 1997, the Company applied for a hazardous waste storage permit for 181 drums of storage from the WDNR. In March 1998, the WDNR granted the Company a variance that allowed the Company to store up to 181 drums of hazardous waste at the facility. In September of 1998 the Company submitted a new permit application, which requested 696 drums of waste storage. In July 2000, a ten-year permit, subject to annual renewals, was issued to the Company by the WDNR which allows the Company to store 696 drums of hazardous waste at the Union Grove Facility.

            MERCURY SPILL. In March 1999, a customer of the Company spilled a reportable amount of mercury at the Union Grove Facility. The spill was immediately cleaned up, at the customer's expense, by an independent contractor. The Company also notified the WDNR of this spill and continued to monitor its property for further contamination. In May 1999, the Company determined there was further contamination of its property from this spill and remediated, again at the customer's expense, the affected areas. In September 1999, the Company received a letter from the WDNR indicating that the Company may be a potential responsible party ("PRP") for mercury contamination at its property and required the Company to take comprehensive soil samples of its property and adjacent properties. The results of the soil samples indicated no contamination to the Company's property or adjacent properties. Accordingly, in January 2000, the Company requested from the WDNR a letter which removes the Company as a PRP. In March 2000, the WDNR responded with a letter requesting further information and requiring the Company to continue to monitor its property for contamination. The Company provided this additional information to the WDNR and has continued to monitor the property for contamination. The Company again requested the WDNR to issue a letter which removes the Company as a PRP. In May 2000, the Company received a letter from the WDNR which removed the Company as a PRP.

MARKET RISK AND IMPACT OF INFLATION

            The Company is subject to certain risks related to interest rate fluctuations since debt instruments are at variable rates. The Company believes that inflation has not had a material impact on its results of operations. However, there can be no assurance that future inflation will not have an adverse impact on the Company's operating results and financial condition.


SEASONALITY

            The Company is not subject to any significant seasonal factors.

FORWARD LOOKING STATEMENTS

            Statements contained in this report regarding the Company's future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of EVTC to complete the proposed tender offer and the ability of the Company to implement its marketing strategies and continue to increase revenues, successfully operate its Union Grove Facility without interruption, secure and maintain storage facilities at the Union Grove Facility and other parts of the country, manage cash flow and maintain and/or secure adequate financing and other Risk Factors included in the Registration Statement on Form SB-2, as amended, filed with the Securities and Exchange Commission (File No. 333-17399.)


PART II                 OTHER INFORMATION

Item 1.     Legal Proceedings

            In February 1999 and July 1999, the Company received Notices of Violation from the Wisconsin Department of Natural Resources ("WDNR") alleging violation of certain state hazardous waste regulations relating to its Union Grove Facility. The WDNR's letters identified several alleged violations and informed the Company that the WDNR has the authority to impose monetary penalties. The Company responded to these violations and entered into settlement negotiations with the State of Wisconsin of this civil proceeding. In December 1999, agreement was reached on settlement terms satisfactory to the State of Wisconsin and in May 2000, the final stipulation agreement was executed. Those terms include payment of a civil fine of $75,000 to be paid over three years, commencing in July 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Shareholders of Mercury Waste Solutions, Inc. was held on May 24, 2000. There were 3,480,097 shares of Common Stock entitled to vote at the meeting and a total of 3,102,004 shares were represented at the meeting. The following matters were voted upon:

            1.  Election of  directors

            The following directors were elected, each with 3,100,804 votes for, 0 votes against and 1,200 votes withheld:

            Brad J. Buscher
            Mark G. Edlund
            Alan R. Geiwitz
            Joel H. Gottesman
            Robert L. Etter
            Frank F. Farrar

Item 6.                 Exhibits and Reports on Form 8-K

                        (A)         Exhibits


                        27          Financial Data Schedule

                        (B) Reports on Form 8-K - no reports of Form 8-K were filed during the quarter ended
                                    June 30, 2000.

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



Dated: August 14, 2000                          \s\ BRAD J. BUSCHER
                                                -------------------
                                                Brad J. Buscher
                                                Chairman of the Board and Chief
                                                Executive Officer




Dated: August 14, 2000                          \s\ TODD J. ANDERSON
                                                --------------------
                                                Todd J. Anderson
                                                Chief Financial Officer