Form 10QSB
period 2000-09-30
MERCURY WASTE SOLUTIONS INC
filed 2000-11-13
CIK 1028262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

( ) TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ___________TO__________

                         Commission File Number 0-22533

                          MERCURY WASTE SOLUTIONS, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

             MINNESOTA                                    41-1827776
          ---------------                              ----------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                     302 North Riverfront Drive, Suite 100A
                            MANKATO, MINNESOTA 56001
                            ------------------------
                    (Address of principal executive offices)

                                 (507) 345-0522
                               ------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes (X)   No  (_).

The number of shares outstanding of each of the Issuer's Common Stock, $.01 Par Value, as of September 30, 2000 was 3,500,097.

Transitional small business disclosure format:

                                            Yes ( )    No (X).

                          MERCURY WASTE SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX




PART I.        FINANCIAL INFORMATION                                        PAGE
                                                                            ----
Item 1.        Consolidated Financial Statements:
               Consolidated Balance Sheets as of September 30,
               2000 and December 31, 1999                                     3

               Consolidated Statements of Operations for the
               three and nine months ended September 30, 2000 and 1999        4

               Consolidated Statements of Cash Flows for the
               nine months ended September 30, 2000 and 1999                  5

               Notes to Consolidated Financial Statements                     6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            7

PART II.       OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds                     11

Item 6.        Exhibits and Reports on Form 8-K                              11

               Signatures                                                    12

PART 1-FINANCIAL INFORMATION

Item 1.  Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                               2000          1999
                                                                            ----------    ----------
                                                                            (unaudited)
                                ASSETS
Current Assets
   Cash                                                                     $   13,736    $   26,774
   Accounts receivable, less allowance for doubtful accounts of $100,000
     at September 30, 2000 and $90,000 at December 31, 1999                  1,915,414     1,187,921
   Other current assets                                                        223,682       165,194
                                                                            ----------    ----------
     TOTAL CURRENT ASSETS                                                    2,152,832     1,379,889
                                                                            ----------    ----------
Property and Equipment, at cost
   Leasehold improvements                                                      520,115       485,825
   Furniture, fixtures, and equipment                                          480,612       437,116
   Plant equipment                                                           2,093,635     2,034,369
   Construction in progress                                                     99,823        53,015
                                                                            ----------    ----------
     TOTAL PROPERTY AND EQUIPMENT                                            3,194,185     3,010,325
   Less accumulated depreciation                                             1,452,172     1,081,029
                                                                            ----------    ----------
     NET PROPERTY AND EQUIPMENT                                              1,742,013     1,929,296
                                                                            ----------    ----------
Other Assets
   Cash restricted for closure                                                  98,053        94,516
   Intangible assets, net                                                    2,004,492     2,261,143
                                                                            ----------    ----------
     TOTAL OTHER ASSETS                                                      2,102,545     2,355,659
                                                                            ----------    ----------
       TOTAL ASSETS                                                         $5,997,390    $5,664,844
                                                                            ==========    ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Line of credit, net of discount of $36,900 in 2000                       $1,338,100    $1,000,000
   Current portion of long term debt                                            84,670     1,058,148
   Accounts payable                                                            705,643       352,561
   Accrued expenses                                                            455,990       446,413
   Deferred revenue                                                            265,707       127,299
                                                                            ----------    ----------
     TOTAL CURRENT LIABILITIES                                               2,850,110     2,984,421
                                                                            ----------    ----------
Long-Term Liabilities
   Long-term debt, net of current portion                                            0        19,430
   Closure fund                                                                 45,000        30,300
                                                                            ----------    ----------
     TOTAL LONG-TERM LIABILITIES                                                45,000        49,730
                                                                            ----------    ----------
Shareholders' Equity
   Series A Convertible Preferred Stock, $0.01 par value, $600,000
     liquidation value, 600 shares issued and outstanding (Note 2)                   6             0
   Common stock, $0.01 par value; shares issued and outstanding of
     3,500,097 at September 30, 2000 and 3,480,097 at December 31, 1999         35,001        34,801
   Additional paid in capital                                                5,445,294     4,799,394
   Accumulated deficit                                                      (2,378,021)   (2,203,502)
                                                                            ----------    ----------
     TOTAL SHAREHOLDERS' EQUITY                                              3,102,280     2,630,693
                                                                            ----------    ----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $5,997,390    $5,664,844
                                                                            ==========    ==========

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                 SEPT. 30,       SEPT. 30,       SEPT. 30,       SEPT. 30,
                                                    2000            1999            2000            1999
                                                -----------     -----------     -----------     -----------
Revenues                                        $ 2,197,101     $ 1,330,067     $ 5,346,409     $ 4,088,366
Cost of revenues                                  1,184,218         982,390       3,207,511       2,954,584
                                                -----------     -----------     -----------     -----------
     Gross profit                                 1,012,883         347,677       2,138,898       1,133,782
                                                -----------     -----------     -----------     -----------
Operating expenses
  Sales & marketing                                 256,816         254,544         639,631         859,786
  General administrative                            469,617         521,596       1,313,517       1,494,348
                                                -----------     -----------     -----------     -----------
                                                    726,433         776,140       1,953,148       2,354,134
                                                -----------     -----------     -----------     -----------
     Operating income (loss)                        286,450        (428,463)        185,750      (1,220,352)

Insurance claim recovery, net of direct
  expenses                                                0               0               0         328,940
Interest income                                         778             789           4,896           3,391
Interest expense                                   (106,205)        (78,410)       (305,565)       (196,609)
                                                -----------     -----------     -----------     -----------
     Net income (loss)  before income taxes         181,023        (506,084)       (114,919)     (1,084,630)
Income tax expense (benefit)                              0               0               0               0
                                                -----------     -----------     -----------     -----------
     Net income (loss)                              181,023        (506,084)       (114,919)     (1,084,630)

Cash dividends on  preferred stock (Note 2)          (9,600)              0          (9,600)              0
Deemed dividend resulting from amortization
  of beneficial conversion feature (Note 2)         (50,000)              0         (50,000)              0
                                                -----------     -----------     -----------     -----------
      Net income (loss) applicable to common
        shareholders                            $   121,423     ($  506,084)    ($  174,519)    ($1,084,630)
                                                ===========     ===========     ===========     ===========

Basic and diluted income (loss) per share       $      0.03     ($     0.15)    ($     0.05)    ($     0.31)

Weighted average number of common and
  common equivalent shares outstanding
         Basic                                    3,490,314       3,480,097       3,483,503       3,480,097
         Diluted                                  3,541,068       3,480,097       3,483,503       3,480,097

                                               See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE NINE MONTHS ENDED
                                                                      SEPT. 30, 2000  SEPT. 30, 1999
                                                                       ------------    ------------
Cash Flows From Operating Activities
  Net loss                                                             ($  114,919)    ($1,084,630)
  Adjustments to reconcile net loss to net
     Depreciation                                                          373,373         354,908
     Amortization of intangible assets                                     346,000         345,490
     Amortization of debt discount                                          83,100               0
     Non cash compensation                                                   5,250           5,251
     Changes in assets and liabilities:
        Receivables                                                       (727,493)        355,856
        Other current assets                                                (4,685)          1,927
        Accounts payable                                                   233,082        (163,350)
        Deferred expenses                                                    9,577         105,698
        Deferred revenue                                                   138,408          26,325
                                                                       ------------    ------------
            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            341,693         (52,525)
                                                                       ------------    ------------
Cash Flows from Investing Activities
  Purchase of property and equipment and other assets                     (260,739)       (232,141)
  Increase in restricted cash                                               (3,537)         (3,066)
                                                                       ------------    ------------
            NET CASH USED IN INVESTING ACTIVITIES                         (264,276)       (235,207)
                                                                       ------------    ------------
Cash Flows From Financing Activities
  Payments on long term debt                                              (206,711)       (270,810)
  Net borrowings on the line of credit                                     135,000         515,000
  Cash dividends paid on preferred stock                                    (9,600)              0
  Stock issuance costs                                                      (9,144)              0
                                                                       ------------    ------------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (90,455)        244,190
                                                                       ------------    ------------
             DECREASE IN CASH                                              (13,038)        (43,542)
Cash
  Beginning                                                                 26,774          75,015
                                                                       ------------    ------------
  Ending                                                               $    13,736     $    31,473
                                                                       ============    ============
Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                                           $   244,718     $   198,693
                                                                       ============    ============
Supplemental Schedule of Noncash Investing and Financing Activities
  Conversion of line of credit to Series A Preferred Stock             $   600,000     $         0
  Amortization of beneficial conversion feature                        $    50,000     $         0
                                                                       ============    ============

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (unaudited)
                               September 30, 2000

Note 1. - Summary of Significant Accounting Policies

         BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000, or any other period. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-KSB.

         REVENUE RECOGNITION - In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles for revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 will not have a significant affect on its financial statements.

         EARNINGS PER SHARE - Basic income (loss) per share of common stock is computed by dividing the net income (loss) applicable to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock. For the three months ended September 30, 2000, the weighted average shares of common stock used to compute diluted earnings per share included 50,754 shares reflecting the potential dilution from the exercise of options and warrants. However, options, warrants and common shares issuable from conversion of preferred stock totaling 977,619 and 1,061,619 for the three and nine months ended September 30, 2000 and 737,771 for the 1999 periods were excluded from the calculation of diluted per share results because their effect was antidilutive.

Note 2. -  Debt Conversion

         In order to maintain its minimum tangible net worth listing requirement with NASDAQ, Bankers American Capital Corporation, a corporation wholly-owned by Brad J. Buscher, the Company's Chairman and CEO, ("BACC"), in August 2000, converted $600,000 of secured debt in exchange for $600,000 of Series A Convertible Preferred Stock ("Preferred Stock") at $1,000 per share. The Preferred Stock carries a 12% dividend rate payable in cash monthly and six months following issuance is convertible into common stock at a 25% discount to the 20-day average of the closing price prior to conversion with a conversion ceiling of $1.82 per share. The Company cannot issue more than 696,000 shares of common stock upon conversion of the Preferred Stock unless the Company receives shareholder approval from the holders of the Company's common stock. Furthermore, all of the Preferred Stock must be converted within 36 months of issuance. Because the Preferred Stock can be converted to common stock at a 25 percent discount to average market value, a "beneficial conversion feature," which is valued at $200,000, will be amortized over the period from the date of issuance to the date of earliest conversion, which is six months. Amortization related to this beneficial conversion feature totaled $50,000 for the three and nine months ended September 30, 2000. As consideration for the debt conversion, BACC was granted a warrant for the purchase of 70,000 shares of common stock of the Company at an exercise price of $1.44 per share, the market price of the Company's common stock on the date of issuance. The warrant carries a five-year term and is exercisable six months after issuance. In addition, the Company has committed to file a registration statement with the Securities and Exchange Commission, within six months of issuance, covering the common shares issuable upon conversion of the Preferred Stock and upon exercise of the warrant.

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

         REVENUES. Total revenues were $2,197,101 and $5,346,409 for the three and nine months ended September 30, 2000 compared to $1,330,067 and $4,088,366 for the three and nine months ended September 30, 1999, an increase of 65% and 31%, respectively.

         Mercury retorting revenues were $1,259,341 and $2,735,128 for the three and nine months ended September 30, 2000 compared to $575,695 and $1,954,256 for the three and nine months ended September 30, 1999, an increase 119% and 40%, respectively. The Company believes the increase in retort revenues for the three and nine months ended September 30, 2000 was due in part to the increase in large retort projects. Retort revenues can vary significantly from period to period due to the extent or lack of one-time large retort projects, the nature and extent of which varies from year to year. For the three and nine months ended September 30, 2000, the Company had revenue from large retort projects of approximately $286,000 and $416,000, respectively as compared to $0 and $75,000 for the three and nine months ended September 30, 1999. In addition, retort revenues increased in the third quarter due to significant shipments (approximately $250,000) received from a major competitor due to their own operating constraints.

         In June 2000, one of the Company's larger retort customers declared bankruptcy under Chapter 11 of the bankruptcy code. For the nine months ended September 30, 2000 and 1999, revenues from this customer totaled 7% and 10% of total revenues, respectively. As of September 30, 2000, the Company had pre-petition receivables due from this customer of approximately $50,000, the majority of which has been reserved for in the bad debt allowance. The Company has continued to receive shipments from this customer under what management believes are acceptable terms to the Company. While the Company believes it is not economically dependent on this customer and believes business from this customer will continue, it cannot predict the ultimate resolution of the bankruptcy and the resultant effect on the Company's future retort revenues.

         Lamp recycling revenues were $937,760 and $2,611,281 for the three and nine months ended September 30, 2000 compared to $754,372 and $2,134,110 for the three and nine months ended September 30, 1999, an increase of 24% and 22%, respectively. The Company believes the increase in lamp recycling revenue is due primarily to the continued growth of its turnkey lamp recycling container programs. In addition to revenue growth generated from these products in its current customer base, the Company has established strategic relationships in 2000 with large distributors to sell these products to their customers.

          COST OF REVENUES. Cost of revenues consists primarily of direct labor costs to process the waste, transportation costs and direct facility overhead costs. Gross profit as a percent of revenue was 46% and 40% for the three and nine months ended September 30, 2000 compared to 26% and 28% for the three and nine months ended September 30, 1999.

         Mercury retorting gross profit percentages were 44% and 36% for the three and nine months ended September 30, 2000 compared to 0% and 10% for the three and nine months ended September 30, 1999. The Company believes the increase in the mercury retorting gross profit margin was due primarily to increased revenues coupled with improved processing efficiency in the 2000 periods, resulting in increased utilization of the fixed cost structure of the Union Grove Facility. Lamp recycling gross profit percentages were 49% and 45% for the three and nine months ended September 30, 2000 compared to 46% and 44% for the three and nine months ended September 30, 1999. The Company believes the improvement in lamp recycling gross margins is primarily due to increased sales, which better leveraged the Company's fixed facility and personnel related costs.

         SALES AND MARKETING. Sales and marketing expense was $256,816 and $639,631 for the three and nine months ended September 30, 2000 compared to $254,544 and $859,786 for the three and nine months ended September 30, 1999, an increase of 1% in the three month period and a decrease of 26% in the nine month period. The increase in the three month period is due to increased sales commissions, offset in part by sales personnel and related cost cuts made in the second half of 1999. The decrease in the nine month period is due to the costs cuts mentioned above. The Company has been able to increase sales in 2000 despite a reduced sales staff due to focused efforts to sell its turnkey lamp recycling container programs through distributors and a focus on large quantity mercury waste generators.

         GENERAL AND ADMINISTRATIVE. General and administrative expense was $469,617 and $1,313,517 for the three and nine months ended September 30, 2000 compared to $521,596 and $1,494,348 for the three and nine months ended September 30, 1999, a decrease 10% and 12%, respectively. The decrease in the three month period is primarily due to a net decrease in one-time costs incurred, from approximately $150,000 in 1999 compared to approximately $50,000 in 2000. One-time costs in the third quarter of 1999 consisted of legal costs and penalties related to certain regulatory matters and in the current period, consisted of costs related to the failed tender offer by Environmental Technologies Corp. (See "Liquidity and Capital Resources"). The decrease in the nine month period is further due to personnel and related cost cuts made in the second half of 1999.

         INSURANCE CLAIM RECOVERY. The insurance claim recovery of $328,940 recorded for the nine months ended September 30, 1999 represents net proceeds received from the insurance company related to a 1998 business interruption insurance claim.

         INTEREST EXPENSE. Interest expense was $106,205 and $305,565 for the three and nine months ended September 30, 2000 compared to $78,410 and $196,609 for the three and nine months ended September 30, 1999. The increases in the 2000 periods were due to higher interest rates and the amortization of the debt discount related to the refinancing of the line of credit in March 2000.

         INCOME TAXES. There was no income tax expense (benefit) recorded in 2000 or in 1999. At December 31, 1999, the Company recorded a valuation allowance of approximately $896,000 on its net deferred tax assets due to the uncertainty of their realization. The realization of these deferred tax assets is dependent upon generating sufficient taxable income during the period that deductible temporary differences and net operating loss carryforwards are expected to be available to reduce taxable income. At December 31, 1999, the Company had net operating loss carryforwards of approximately $1,960,000, of which $613,000 expire in 2012 and $1,347,000 expire in 2019.

         PREFERRED STOCK DIVIDENDS. Preferred stock dividends for the three and nine months ended September 30, 2000 totaled $59,600 and consisted of the following: i) cash dividends paid on the Series A Preferred Stock that was issued in August, 2000 ($9,600) and ii) a deemed dividend resulting from the amortization of the beneficial conversion feature related to the Series A Preferred Stock ($50,000). See "Liquidity and Capital Resources."

         NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS. Resulting from the factors discussed above, the Company recorded net income applicable to common shareholders of $121,423 and a net loss applicable to common shareholders of $174,519 for the three and nine months ended September 30, 2000 compared to net losses of $506,084 and $1,084,630 for the three and nine months ended September 30, 1999. Basic and diluted income (loss) per share was $0.03 and ($0.05) for the three and nine months ended September 30, 2000 compared to basic and diluted income (loss) per share of ($0.15) and ($0.31) for the three and nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $341,693 for the nine months ended September 30, 2000, primarily resulting from depreciation and amortization of $719,373 offset by the net loss of $114,919 and an increase in net current assets of $351,111. The increase in net current assets is due primarily to a significant increase in accounts receivable, which increased in proportion to the 65% increase in quarterly revenues.

         Cash flows used in investing activities were $264,276 for the nine months ended September 30, 2000, consisting primarily of payments for capital expenditures related to the Union Grove Facility.

         Cash flows used in financing activities were $90,455 for the nine months ended September 30, 2000, consisting primarily of payments on long-term debt of $206,711 offset by borrowings of $135,000 under the Company's line of credit.

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

         In order to maintain its minimum tangible net worth listing requirement with NASDAQ, BACC, in August 2000, converted $600,000 of the Restructured Loan in exchange for $600,000 of Series A Convertible Preferred Stock ("Preferred Stock") at $1,000 per share. The Preferred Stock carries a 12% dividend rate payable in cash monthly and six months following issuance is convertible into common stock at a 25% discount to the 20 day average of the closing price prior to conversion with a conversion ceiling of $1.82 per share. The Company cannot issue more than 696,000 shares of common stock upon conversion of the Preferred Stock unless the Company receives shareholder approval from the holders of the Company's common stock. Furthermore, all of the Preferred Stock must be converted within 36 months of issuance. Because the Preferred Stock can be converted to common stock at a 25 percent discount to average market value, a "beneficial conversion feature," which is valued at $200,000, will be amortized over the period from the date of issuance to the date of earliest conversion, which is six months. Amortization related to this beneficial conversion feature totaled $50,000 for the three and nine months ended September 30, 2000. In connection with this offering, BACC was granted a warrant for the purchase of 70,000 shares of common stock of the Company at an exercise price of $1.44 per share, the market price of the Company's common stock on the date of issuance. The warrant carries a five-year term and is exercisable six months after issuance. In addition, the Company has committed to file a registration statement with the Securities and Exchange Commission, within six months of issuance, covering the common shares issuable upon conversion of the Preferred Stock and upon exercise of the warrant.

         In conjunction with the debt conversion, the total amount available under the Restructured Loan was reduced from $2,000,000 to $1,500,000. At September 30, 2000, gross line of credit borrowings totaled $1,375,000, net of the unamortized debt discount of $36,900.

         In July 2000, the Company signed a letter of intent with Environmental Technologies, Corp. ("EVTC") whereby EVTC agreed to purchase a controlling interest in the Company through a friendly tender offer to acquire up to a maximum of approximately 2.4 million (70%) of the Company's common shares outstanding. Pursuant to the letter of intent, EVTC had agreed to commence a cash tender offer to purchase the Company's publicly held shares for $2.15 per share and unregistered Company shares for $1.95 in cash and $.20 in restricted EVTC Common Stock. In October, 2000, the letter of intent was terminated primarily due to EVTC's inability to raise the required capital following the decline in the per share price of its common stock and other disagreements on the terms of the tender offer. There are currently no future discussions planned between EVTC and the Company.

         The Company anticipates that its availability under its revolving credit loan and cash generated by its operations will be sufficient to fund its working capital needs, debt service and capital expenditures for at least six months, provided that revenues continue to increase in the short-term, which cannot be assured. To improve its short-term liquidity position, the Company has restructured its loan with BACC as discussed above and has taken steps to reduce its overhead to be more in line with its actual revenues realized. In addition to the factors indicated above, future liquidity will be dependent on maintaining financing with BACC, which would include the renewal of the Restructured Loan due December 31, 2000, or from another source on terms affordable to the Company. There can be no assurance that financing will be available at all or that if available, such financing would be obtainable on terms favorable to the Company. Failure to obtain additional financing could have a material adverse effect on the Company.

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

SEASONALITY

         The Company is not subject to any significant seasonal factors, other than large retort projects, which tend to occur in the second and third quarters.

FORWARD LOOKING STATEMENTS

         Statements contained in this report regarding the Company's future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of the Company to implement its marketing strategies and continue to increase revenues, successfully operate its Union Grove Facility without interruption, secure and maintain storage facilities at the Union Grove Facility and other parts of the country, manage cash flow and maintain and/or secure adequate financing and other Risk Factors included in the Registration Statement on Form SB-2, as amended, filed with the Securities and Exchange Commission (File No. 333-17399.)

PART II           OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

         In August 2000, BACC converted $600,000 of the Restructured Loan in exchange for $600,000 of Series A Convertible Preferred Stock ("Preferred Stock") at $1,000 per share. The Preferred Stock carries a 12% dividend rate payable in cash monthly and six months following issuance is convertible into common stock at a 25% discount to the 20 day average of the closing price prior to conversion with a conversion ceiling of $1.82 per share. The Company cannot issue more than 696,000 shares of common stock upon conversion of the Preferred Stock unless the Company receives shareholder approval from the holders of the Company's common stock. Furthermore, all of the Preferred Stock must be converted within 36 months of issuance. In connection with this offering, BACC was granted a warrant for the purchase of 70,000 shares of common stock of the Company at an exercise price of $1.44 per share, the market price of the Company's common stock on the date of issuance. The warrant carries a five-year term and is exercisable six months after issuance. In addition, the Company has committed to file a registration statement with the Securities and Exchange Commission, within six months of issuance, covering the common shares issuable upon conversion of the Preferred Stock and upon exercise of the warrant.

         This offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.           Exhibits and Reports on Form 8-K

                  (A)      Exhibits

                  3.1      Certificate of Designation of Series A Convertible
                           Preferred Stock
                  10.23    Fourth Amendment to the Loan Agreement dated May 8,
                           1998 between Bankers American
                           Capital Corporation and Mercury Waste Solutions, Inc.
                  10.24    Warrant Agreement dated August 14, 2000 between
                           Bankers American Capital Corporation
                           and Mercury Waste Solutions, Inc.
                  27       Financial Data Schedule

                  (B) Reports on Form 8-K - On July 27, 2000, the Company filed a Form 8-K regarding the letter of intent signed between Environmental Technologies Corp. and the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                       Mercury Waste Solutions, Inc.
                                       -----------------------------------------
                                       (registrant)



Dated: November 13, 2000               /s/ BRAD J. BUSCHER
                                       -----------------------------------------
                                       Brad J. Buscher
                                       Chairman of the Board and Chief Executive
                                       Officer




Dated: November 13, 2000               /s/ TODD J. ANDERSON
                                       -----------------------------------------
                                       Todd J. Anderson
                                       Chief Financial Officer