Form 10KSB
period 2000-12-31
MERCURY WASTE SOLUTIONS INC
filed 2001-03-29
CIK 1028262

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange of Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year: $7,316,358

The aggregate market value of voting stock held by nonaffiliates of the Registrant's Common Stock, as of March 5, 2001 was approximately $1,300,000. (based on the last sale price of such stock as reported by NASDAQ Stock Market).

The number of shares outstanding of the Registrant's Common Stock as of March 5, 2001 was 3,500,097.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III as set forth therein.

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

         The Company currently operates a mercury waste retorting facility in Union Grove, Wisconsin, (the "Union Grove Facility"), two facilities for recycling and storing fluorescent and other mercury-containing lamps located in Roseville, Minnesota and Union Grove, Wisconsin and mercury waste storage and collection facilities in Kenosha, Wisconsin; Indianapolis, Indiana; Atlanta, Georgia and Albany, New York.

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


INDUSTRY

         MERCURY AND ITS HAZARDS. Mercury has long been recognized as a valuable metal because of its ability to expand and contract evenly through various temperature ranges and its ability to be combined with other metals. The Company believes that mercury is presently utilized principally in three applications in the United States:

o Electrical and Electronic Applications utilize mercury in batteries, fluorescent lamps, wiring devices and switches.

o Measurement and Control Instruments (thermometers and barometers), laboratories (testing) and dentists (dental amalgams) utilize mercury in products, testing and dental fillings.

o The Chloralkali Industry utilizes mercury as the cathode in cells that produce chlorine and caustic soda through the electrolysis of brine.

         According to National Electrical Manufacturer's Association ("NEMA") and United States Environmental Protection Agency ("EPA") estimates, there are approximately 650 million mercury-containing lamps discarded annually in the United States. The result is approximately 450 million pounds of recyclable mercury-contaminated debris. According to estimates by the Association of Lighting and Mercury Recyclers and NEMA, only 15-20% of the annual discarded mercury-containing lamps are recycled. The remaining mercury-containing lamps are being disposed of in landfills with other nonhazardous waste or are incinerated. Once mercury is in the environment, combustion or biological process cannot remove it. Mercury may either seep into the soil and then possibly into the water supply or vaporize into the atmosphere and fall back to earth through rain. If mercury enters a lake or river through rain or the water supply, a portion of the mercury is converted into methyl mercury by bacteria and other chemical processes. Methyl mercury then accumulates and concentrates as it moves up the food chain. Once in older and larger fish, mercury measurements can be 200,000 times higher than measurements in the same body of water. When humans and animals consume mercury-contaminated fish, the methyl mercury is transferred to their tissues.

         In humans, mercury poisoning affects the brain, spinal cord, kidneys and liver. Mercury affects the ability to see, taste and move and leaves a tingling sensation in the fingers and toes. Long-term exposure to mercury can result in personality changes, stupor or a coma. Exposure of pregnant women to mercury can affect development of the fetal brain and nervous system resulting in children with lower intelligence, impaired hearing and poor coordination.

         The United States government has taken steps to alleviate the risks from mercury poisoning including:

o        Prohibitions on the sale of fish with certain levels of mercury;
o        Publication of fish consumption advisories;
o Passage of the Clean Water Act requiring paper companies, smelters, sludge incinerators and chloralkali plants to limit the release of mercury into the water;
o        Bans on uses of mercury connected with food production; and
o Development of draft strategy to further reduce risks to human health and the environment from existing and future exposure to priority persistent, bioaccumulative and toxic pollutants.

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

          The EPA concluded that regulating spent hazardous waste lamps as a universal waste will lead to better management of these lamps and will facilitate compliance with hazardous waste requirements. Previously, the management of fluorescent lamps was primarily regulated at the state level with only a handful of states requiring recycling and/or hazardous waste treatment. The new federal regulation makes it easier and more cost-effective for generators to recycle fluorescent lamps. Handlers of universal wastes are subject to less stringent standards for storing, transporting and collecting these wastes, provided they are taken to recycling centers and not dumped in landfills. According to the EPA, the universal waste rule is designed to reduce the amount of hazardous waste items in the municipal solid waste stream and encourage the recycling of common hazardous wastes. Approximately 650 million fluorescent lamps are discarded annually according to the EPA and industry estimates, the vast majority of which are not recycled. The EPA's goal is to increase the current estimated recycling rate of 15-20% up to 60%. While the Company believes this rule will increase the recycling of fluorescent lamps in the future, there can be no assurance that this will result in a significant increase in revenues.

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

SERVICES AND PRODUCTS

         The Company is in the business of providing mercury waste recycling solutions to mercury waste generators of all sizes. The Company's recycling service operations consist of the following:

         MERCURY RETORTING. In 2000, approximately 52% of the Company's revenues consisted of fees paid for retorting mercury waste to environmentally safe levels. Retorting is the process by which mercury is separated from the contaminated waste through the process of distilling. The Company has developed proprietary processes that recover up to approximately 99.99% of available mercury from the processed waste. The residual mercury levels in the processed waste satisfy current federal and state environmental standards for mercury waste and require no further treatment or handling as hazardous waste.

         The Company's mercury retorting facility in Union Grove, Wisconsin utilizes two primary processes to retort mercury waste. The Company utilizes a high capacity "continuous flow" oven that is designed to retort calcium phosphate powder and other granular material such as soil and other items up to 3 inches in diameter. The Company also utilizes four high capacity electrically powered stationary ovens. Each stationary oven can retort up to 30 drums at a time. While the Company's continuous flow oven works well with granular compounds, the stationary oven is able to process certain larger mercury-containing items such as switches, batteries, thermostats, and filters. The electrically powered ovens heat the mercury bearing waste to a temperature sufficient to release the mercury from the waste material and vaporize it. Negative airflow pulls the vapors through a series of condensers where vaporized mercury is returned to liquid form. The airflow proceeds through carbon filters and a wet scrubber to remove any other potential impurities resulting from the heating process. Mercury recovered in the retorting process is refined and sold to laboratories, instrument manufacturers, dental supply companies and mercury-containing lamp manufacturers.

         The Company significantly increased its retorting capacity with the expansion of the Union Grove Facility over the past three years. With what the Company believes is industry leading processing capacity, the Company has the ability to process large remediation projects in a timely manner. In particular, the Company's continuous flow oven can process material in less than one hour, while conventional retorting methods take approximately 24 hours.

         LAMP RECYCLING. In 2000, approximately 48% of the Company's revenues consisted of lamp recycling services. The Company operates two lamp recycling facilities, one in Roseville, Minnesota and one in Union Grove, Wisconsin. The Roseville facility utilizes a Model 2000B to recycle fluorescent lamps, while the Union Grove Facility utilizes a Model 3000 lamp recycling machine, a second generation model of the 2000B.

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

         Fluorescent lamps are manually placed onto a conveyor belt that feeds the lamps into an enclosed machine. The Model 2000B and 3000 operate under negative airflow to limit the escape of mercury vapors. The lamp recycling machines break the lamps and separate the debris into three principal components: the broken glass, the aluminum endcaps and the mercury-laced calcium phosphate powder. Before the glass or aluminum endcaps remaining after processing can leave the facility they must be independently tested for mercury content and pass state regulatory standards. The mercury-laced calcium phosphate powder is retorted at the Union Grove Facility. Any mercury that evaporates within the machine during lamp processing is captured in hepa and carbon filters. These filters are also retorted at the Union Grove Facility.

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

         The Company offers its lamp and ballast recycling services on either a cost per unit basis or through its turnkey recycling container programs. During 2000, the Company launched a new lamp recycling program called LampTracker(TM). LampTracker(TM) is a turnkey recycling service for lamps, ballasts and batteries that includes a recycling container shipped to the customers' door by common carrier, return freight via UPS, and recycling of the materials. The Company believes LampTracker(TM) provides the following benefits for its customers:

o        A consistent, nation-wide lamp management and compliance program;
o        Web-based ordering;
o        The option of automatic reordering;
         Web-based documentation that includes recycling certificates and transaction records by location; and,
o Elimination of soft costs and handling risks related to sorting, counting, storage, documentation, scheduling and loading of lamps.

         Under the LampTracker(TM) program, the Company charges an up front fee that covers the cost of the container, transportation and recycling.

         WASTE STORAGE FACILITIES. Storage capability, and in particular, hazardous waste storage, is critical to the successful operation of recycling facilities. Without storage, the Company would have to treat its customer's waste immediately when received and would require the difficult task of scheduling incoming shipments on a just-in-time basis. Lack of storage can also be a governor on future revenue growth. As the Company has experienced, obtaining permitted storage is a time-consuming, political and expensive process. A major focus of the past three years has been the securing of the necessary storage to serve as the foundation for future growth.

         The Company's two primary hazardous waste storage facilities are located in Union Grove, Wisconsin and Albany, New York. After a three-year process, the Company secured its storage permit at the Union Grove facility in July 2000. The permit allows the Company to store up to 769 drums of hazardous waste for up to one year. The Company also has an 888-drum storage facility in Albany, New York that was obtained as part of the acquisition of Mercury Refining Company in May 1998. The Company's other facilities, in Roseville, MN; Indianapolis, IN; Atlanta, GA and Kenosha, WI, all serve as 10-day transfer facilities for hazardous waste and have permitted storage capability for fluorescent lamps and ballasts.

COMPETITION

         The demand for mercury recycling services is highly dependent upon governmental regulations, the federal and state enforcement of regulations and the perception by mercury waste generators of the need for the Company's services.

         The mercury recycling industry is highly competitive and has experienced rapid consolidation in the past two years. Prior to this consolidation, the industry was highly fragmented with no one company having a national presence. The primary consolidator has been Superior Special Services, Inc. ("Superior") a division of Superior Services, Inc. a Milwaukee-based waste company. Superior Services, Inc. was purchased by the large French conglomerate Vivendi, SA in late 1999. A summary of the Company's competition, starting with Superior, is as follows:

> SUPERIOR: Superior is primarily a lamp recycling company, but also has retorting capability. In the last 2 years, Superior has acquired lamp recycling companies with annualized revenue in excess of $20 million.

         With these acquisitions, Superior is the largest competitor in the industry with locations in Wisconsin, Minnesota, Ohio, Massachusetts, Florida and Arizona.
> ADVANCED ENVIRONMENTAL RECYCLING/MERCURY TECHNOLOGIES: AERC/MTI is a lamp recycling and mercury retorting company with locations in Pennsylvania, New Jersey, Florida and California
> BETHLEHEM APPARATUS: Bethlehem Apparatus is the oldest mercury recycler in the industry. Bethlehem is primarily a mercury retorting company and has one location in Pennsylvania.
> HAZARDOUS WASTE LANDFILLS AND INCINERATORS: A major indirect competitor to all mercury retorting companies are hazardous waste landfills and incinerators controlled by large hazardous waste management companies. Specifically, there are two landfills, located in Canada, which received the bulk of mercury waste that is not treated by retorting. The Company is optimistic that the amount of mercury waste sent to these landfills will decrease in the future due to recent environmental problems and regulatory constraints these landfills have had with mercury.
> REGIONALIZED LAMP RECYCLERS: There are approximately a dozen regional lamp recycling entities throughout the country that tend to service a 2-3 state area.

     With revenues of approximately $7.3 million in 2000, the Company believes it is the second or third largest company in the industry. The Company believes its competitive advantages include its industry leading retorting capacity supported by significant storage capability and its innovative lamp recycling services, including the LampTracker(TM) program.

MARKETING AND SALES

         THE MARKET. Historically, the hazardous waste market has been controlled by large national hazardous waste management companies who handle all types of hazardous waste of their customers (which are typically large industrial companies). These companies then consolidate this waste and then either treat or dispose of it in the most economical fashion. Mercury waste is a major waste type that most of these companies do not internally treat. These companies either send this waste to mercury retorters like Mercury Waste Solutions, or if the mercury content does not meet a certain level or if the customer does not designate retorting as the desired treatment, the waste is sent to hazardous waste landfills or is incinerated. As a result, these type of companies are major customers of the Company as well as competitors. In addition to these hazardous waste management companies, the Company derives mercury retorting revenues from large direct generators including utilities, electrical contractors, mercury lamp recyclers, electrical manufacturers of lights, batteries and switches, amalgam manufacturers and chemical companies. The Company also generates significant revenues from large soil remediation projects, which are typically controlled by environmental contractors.

         Although the Company receives lamps for recycling from the above described companies, the vast majority of the Company's lamp recycling business comes from direct generators and lighting related companies. Potential lamp recycling customers include any entity that has a high quantity of fluorescent lamps, such as property management companies, large distributors, large retail chains, hotel chains, hospitals, government etc.

         SALES STRATEGIES. The Company informs potential customers that the Company's mercury recycling services are designed to significantly eliminate potential environmental financial liability associated with disposal of mercury-bearing materials. The Company also initiates mercury waste collection programs with hospitals, schools, electrical contractors and dentists. The Company competes in each of its markets with respect to price, service, turnkey nature of its recycling container programs, product quality and the processing timeliness of its mercury retorting and lamp recycling services.

         The Company promotes its services and products through a direct sales force. The sales force consists of separate specialized technical sales managers in the areas of mercury retorting services and lamp recycling services. A customer who recycles lamps may become a customer for mercury retorting of other wastes. Due to the ongoing generation of waste material by Company customers, the sales and marketing efforts benefit substantially from the ability to utilize a building block approach. For its LampTracker(TM) program, the Company has also developed distributor relationships with key lighting distributors.

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

         The primary cost of complying with the above laws and regulations is the establishment of assurance funds which are available to cover processing and closure costs related to the Company's facilities. In certain jurisdictions, the Company has funded these obligations with cash held in restricted accounts and in other jurisdictions this obligation has been funded with insurance. At December 31, 2000, the Company has approximately $99,000 deposited in closure trust funds. In addition, the Company had ongoing regulatory permit related costs that totaled approximately $56,000 in 2000.

INTELLECTUAL PROPERTY

         The Company's patent application for its lamp processing technology was approved in January 2000 by the United States Patent and Trademark Office. The Company has no patents on its retorting technology. There is significant risk that third parties will independently develop similar technology. Although the Company has applied to the United States Patent and Trademark Office for protection of certain aspects of its technology relating to its retorting equipment, no assurance can be given that patent protection will be obtained. There is also no assurance that any of the Company's intellectual property rights will be enforceable, even if patented or registered, against any prior users of similar intellectual property or that the Company will be successful in defending itself against a third party claiming that the Company's technologies violates an existing patent. Any such claim, with or without merit, could also be time consuming and costly to defend.

EMPLOYEES

         As of March 5, 2001 the Company employed 52 persons, all of which are full-time. No employee is covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes that its relationship with its employees is good.


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

         None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on the NASDAQ Small Cap Market since March 5, 1997, the closing date of its initial public offering. On March 27, 2001, the Company's Common Stock was de-listed from the NASDAQ Small Cap Market and effective on March 28, 2001, has been traded on the OTC Bulletin Board. The following table sets forth the range of high and low closing sales prices for the Company's Common Stock by NASDAQ for the periods indicated below:


-------------------------------------------------------------------------------

                               Fiscal 2000                 Fiscal 1999
-------------------------------------------------------------------------------
                            High          Low           High          Low
                           -----         -----         -----         -----
First Quarter              $1.88         $0.78         $4.25         $2.38
Second Quarter             $1.50         $0.81         $4.00         $2.00
Third Quarter              $1.91         $0.80         $2.69         $0.88
Fourth Quarter             $1.31         $0.53         $1.50         $0.50
-------------------------------------------------------------------------------



         As of March 5, 2001, there were approximately 450 record holders of the Company's Common Stock. The Company has not paid dividends on its Common Stock, and the Board of Directors presently intends to retain all earnings, if any, for use in the Company's business for the foreseeable future.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in connection with the Company's consolidated financial statements and related notes thereto included within this document.


RESULTS OF OPERATIONS

         OVERVIEW. The Company provides services to mercury waste generators to reduce the risk of liability associated with mercury waste disposal. The Company currently operates a mercury waste retorting facility in Union Grove, Wisconsin, two facilities for recycling and storing fluorescent and other mercury-containing lamps located in Roseville, Minnesota and Union Grove, Wisconsin and mercury waste storage and collection facilities in Kenosha, Wisconsin; Indianapolis, Indiana; Atlanta, Georgia and Albany, New York.

         REVENUES. Total revenues were $7,316,358 for the year ended December 31, 2000 compared to $5,538,291 for the year ended December 31, 1999, an increase of 32%.

         Mercury retorting revenues were $3,795,550 for the year ended December 31, 2000 compared to $2,626,461 for the year ended December 31, 1999, an increase of 45%. The Company believes the increase in retort revenues in 2000 was due in part to the increase in large retort projects. Retort revenues can vary significantly from period to period due to the extent or lack of one-time large retort projects, the nature and extent of which varies from year to year. For the year ended December 31, 2000, the Company had revenue from large retort projects of approximately $650,000 as compared to $75,000 for the year ended December 31, 1999. In addition, retort revenues increased in 2000 due to a significant increase in shipments (approximately $250,000) received from a major competitor due to their own operating constraints.

         In June 2000, one of the Company's larger retort customers declared bankruptcy under Chapter 11 of the bankruptcy code. For the years ended December 31 2000 and 1999, revenues from this customer totaled 5% and 8% of total revenues, respectively. As of December 31, 2000, the Company had pre-petition receivables due from this customer of approximately $50,000, the majority of which has been reserved for in the bad debt allowance. The Company has continued to receive shipments from this customer under what management believes are acceptable terms to the Company. While the Company believes it is not economically dependent on this customer and believes business from this customer will continue, it cannot predict the ultimate resolution of the bankruptcy and the resultant effect on the Company's future retort revenues.

         Lamp recycling revenues were $3,520,808 for the year ended December 31, 2000 compared to $2,911,830 for the year ended December 31, 1999, an increase of 21%. The Company believes the increase in lamp recycling revenue is due primarily to the continued growth of its LampTracker(TM) turnkey lamp recycling program. The Company has generated this growth in the LampTracker(TM) program from its current customer base, by securing new direct customers and by establishing strategic relationships with large lighting distributors to sell the program to their customers.

         COST OF REVENUES. Cost of revenues consists primarily of direct labor costs to process the waste, transportation costs and direct facility overhead costs. Gross profit as a percent of revenue was 40% for the year ended December 31, 2000 compared to 27% for the year ended December 31, 1999.

         Mercury retorting gross profit percentages were 36% and 9% for the years ended December 31, 2000 and 1999, respectively. The Company believes the increase in the mercury retorting gross profit margin was due primarily to increased revenues, resulting in increased utilization of the fixed cost structure of the Union Grove Facility. Lamp recycling gross profit percentages were 44% and 43% for the years ended December 31, 2000 and 1999, respectively. The Company believes the slight improvement in lamp recycling gross margins is primarily due to increased sales, which better leveraged the Company's fixed facility and personnel related costs.

         SALES AND MARKETING. Sales and marketing expense was $953,093 for the year ended December 31, 2000 compared to $1,066,230 for the year ended December 31, 1999, a decrease of 11%. The decrease was due primarily to sales personnel and related cost cuts made in the second half of 1999, offset in part by increased sales commissions. The Company has been able to increase sales in 2000 despite a reduced sales staff due to focused efforts to sell its LampTracker(TM) program through distributors and a focus on large quantity mercury waste generators.

         GENERAL AND ADMINISTRATIVE. General and administrative expense was $1,742,940 for the year ended December 31, 2000 compared to $1,987,494 for the year ended December 31, 1999, a decrease of 12%. The decrease in 2000 is primarily due to a net decrease in one-time costs incurred, from approximately $200,000 in 1999 compared to approximately $50,000 in 2000. One-time costs in 1999 consisted of legal costs and penalties related to certain regulatory matters and in 2000, consisted of costs related to the failed acquisition of the Company by Environmental Technologies Corp. The decrease in expense in 2000 is further due to personnel and related cost cuts made in the second half of 1999.

         INSURANCE CLAIM RECOVERY. The insurance claim recovery of $328,940 recorded for the year ended December 31, 1999 represents net proceeds received from the insurance company related to a 1998 business interruption insurance claim.

         INTEREST EXPENSE. Interest expense was $391,435 for the year ended December 31, 2000 compared to $267,267 for the year ended December 31, 1999, an increase of 46%. The increase in 2000 was due to higher interest rates and fees related to the refinancing of the line of credit in March 2000.

         INCOME TAXES. There was no income tax expense (benefit) recorded in 2000 or in 1999. At December 31, 2000, the Company recorded a valuation allowance of approximately $1,029,000 on its net deferred tax assets due to the uncertainty of their realization. The realization of these deferred tax assets is dependent upon generating sufficient taxable income during the period that deductible temporary differences and net operating loss carryforwards are expected to be available to reduce taxable income. At December 31, 2000, the Company had net operating loss carryforwards of approximately $1,950,000, of which $740,000 expire in 2012 and $1,210,000 expire in 2019.

         PREFERRED STOCK DIVIDENDS. Preferred stock dividends for the year ended December 31, 2000 totaled $177,600 and consisted of the following: i) cash dividends paid on the Series A Preferred Stock that was issued in August, 2000 ($27,600) and ii) a deemed dividend resulting from the amortization of the beneficial conversion feature related to the Series A Preferred Stock ($150,000). See "Liquidity and Capital Resources."

         NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. Resulting from the factors discussed above, the Company recorded a net loss applicable to common shareholders of $343,774 and $1,499,472 for the years ended December 31, 2000 and 1999, respectively. Basic and diluted loss per share was $0.10 and $0.43 for the years ended December 31, 2000 and 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the year ended December 31, 2000 was $963,802, consisting primarily of the net loss of $166,174 offset by non-cash items including depreciation and amortization of $958,445 and a change in operating assets of $164,531.

         Cash flows used in investing activities were $309,211 for the year ended December 31, 2000, consisting primarily of payments for capital expenditures related to the Union Grove Facility.

         Cash flows used in financing activities were $644,893 for the year ended December 31, 2000, consisting primarily of payments of $150,000 on the Company's line of credit and payments on long-term debt of $458,148.

         The Company had a $1,000,000 revolving credit loan and a $1,200,000 term loan with Bankers American Capital Corporation (BACC), a related entity owned by the Company's major shareholder and CEO. In March 2000, the term loan and the revolving credit loan, with a combined outstanding balance of $1,910,000, were consolidated into one $2,000,000 revolving line of credit with BACC. The new revolving line of credit required monthly interest only payments at 6% over the prime rate, was secured by all Company assets and matured on December 31, 2000. As consideration for restructuring the loan, BACC required a $120,000 cash commitment fee. In conjunction with this transaction, BACC also sold a $1,000,000 participation in the Restructured Loan to the First National Bank of Fulda, an entity owned by Frank Farrar, a Board member of the Company. This participation was repaid in full by BACC on December 31, 2000.

         In order to maintain its minimum tangible net worth listing requirement with NASDAQ, BACC, in August 2000, converted $600,000 of the revolving credit line in exchange for $600,000 of Series A Convertible Preferred Stock ("Preferred Stock") at $1,000 per share. The Preferred Stock carries a 12% dividend rate payable in cash monthly and six months following issuance is convertible into common stock at a 25% discount to the 20-day average of the closing price prior to conversion with a conversion ceiling of $1.82 per share. The Company cannot issue more than 696,000 shares of common stock upon conversion of the Preferred Stock. In the event full conversion of the Preferred Stock is limited to the 696,000 shares, the Company will convert the remaining Preferred Stock investment into Series B Preferred Stock under terms to be negotiated. Furthermore, all of the Preferred Stock must be converted within 36 months of issuance.

         Because the Preferred Stock can be converted to common stock at a 25 percent discount to average market value, a "beneficial conversion feature," which is valued at $200,000, is being amortized over the period from the date of issuance to the date of earliest conversion, which is six months. Amortization related to this beneficial conversion feature totaled $150,000 for the year ended December 31, 2000. As consideration for the debt conversion, BACC was granted a warrant for the purchase of 70,000 shares of common stock of the Company at an exercise price of $1.44 per share, the market price of the Company's common stock on the date of issuance. The value assigned to the warrant was $60,000, which is included in additional paid-in capital resulting from the issuance of the Preferred Stock and warrant. The warrant carries a five-year term and is exercisable six months after issuance.

         In conjunction with the debt conversion, the total amount available under the revolving line of credit was reduced from $2,000,000 to $1,500,000. Subsequent to year end, the revolving line of credit was extended to December 31, 2001 under similar terms. At December 31, 2000, line of credit borrowings totaled $850,000.

         In November 2000, the Company received a letter from Nasdaq stating that the Company's common stock had failed to maintain a minimum bid price of $1.00 per share over the last 30 consecutive trading days as required for continued listing and was given until January 31, 2001 to regain compliance. When the Company's stock price failed to reach and maintain the $1.00 level by the January 31 deadline, the Company requested a hearing with Nasdaq and requested an additional extension in order to comply with Nasdaq's minimum price requirements. In January 2001, the Company also received notice from Nasdaq that it failed to comply with Nasdaq's minimum public float requirement.

         The Company's hearing with Nasdaq occurred on March 9, 2001. On March 27, 2001, the Company received notice indicating that Nasdaq denied its appeal for continued listing on the Nasdaq Small Cap Market. As a result of the decision, the Company's shares were de-listed from the Nasdaq Small Cap Market and began trading on the OTC Bulletin Board with the opening of the market on March 28, 2001.

         The Company anticipates that its availability under its revolving credit loan and cash generated by its operations will be sufficient to fund its working capital needs, debt service and capital expenditures through at least December 31, 2001, provided that revenues continue to increase, which cannot be assured. Liquidity beyond December 31, 2001 will be dependent on increased revenues and additional financing from BACC, which would include the renewal of the Restructured Loan due December 31, 2001, or from another source on affordable terms to the Company. There can be no assurance that additional financing will be available at all or that if available, such financing would be obtainable on terms favorable to the Company. Failure to obtain additional financing could have a material adverse effect on the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The staff of the Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company began following the interpretations in SAB No. 101 in 2000, and management believes the adoption of SAB No. 101 had no effect on its financial statements.

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

FORWARD LOOKING STATEMENTS

         Statements contained in this report regarding the Company's future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of the Company to implement its marketing strategies and increase revenues, to maintain continued market acceptance of the LampTracker(TM) program, to maintain liquidity on the OTC Bulletin Board, to secure new customers and maintain existing customers, to manage its growth and cash flow, to operate its Union Grove Facility without interruption and other Risk Factors included in the Registration Statement on Form SB-2, as amended, filed with the Securities and Exchange Commission (File No. 333-17399.)

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The information required by this item concerning the Company's directors and executive officers is incorporated by reference from the Company's Proxy Statement to be filed no later than 120 days following the close of the fiscal year ended December 31, 2000.

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

(b)      Reports on Form 8-K

         On October 10, 2000, the Company filed a Form 8-K regarding the termination of the letter of intent with Environmental Technologies Corp. On November 13, 2000, the Company filed a Form 8-K regarding a letter received from Nasdaq regarding a possible delisting. On December 14, 2000, the Company filed a Form 8-K regarding the successful launch of its LampTracker(TM) program.

(c)      Exhibits


    EXHIBIT NO.                    DESCRIPTION
    -----------                    -----------

         2 Asset Purchase Agreement by and between Mercury Waste Solutions, Inc. and U.S. Environmental, Incorporated dated January 4, 1996. (1)
         2.1 Asset Purchase Agreement dated March 11, 1998 by and between MWS New York, Inc. and Mercury Refining Company, Inc. (3)
         3.1      Articles of Incorporation (1)
         3.2      By-laws (1)
         3.3 Certificate of Designation of Series A Convertible Preferred Stock (5)
         10.1 Amended and Restated Distribution Rights Bill of Sale Agreement by and between the Company and USE dated November 30, 1996. (1)
         10.2 Mercury Waste Solutions, Inc. Stock Option Plan dated September 17, 1996. (1)
         10.3 Lease dated July 15, 1997 by and between Durand Properties and Mercury Waste Solutions, Inc. for premises located at 21211 Durand Ave., Union Grove, Wisconsin 53182. (2)
         10.4 Lease dated May 11, 1998 between Mercury Refining Company, Inc. and 26 Railroad Ave., Inc. and MWS New York, Inc. (a wholly-owned subsidiary of Mercury Waste Solutions, Inc.) for premises located at 26 Railroad Avenue, Albany, New York, 12205. (4)
         10.5 Loan Agreement dated May 8, 1998 by and between Bankers American Capital Corporation and Mercury Waste Solutions, Inc.
                  (4)
         10.6 Warrant Agreement dated May 8, 1998 between Bankers American Capital Corporation and Mercury Waste Solutions, Inc. (4)
         10.7 Warrant Agreement dated August 14, 2000 between Bankers American Capital Corporation and Mercury Waste Solutions, Inc.
                  (5)
         10.8 Fifth Amendment to Loan Agreement dated May 8, 1998 between Bankers American Capital Corporation and Mercury Waste Solutions, Inc.
         10.9 $1,500,000 Revolving Credit Promissory Note dated December 31, 2000 between Bankers American Capital Corporation and Mercury Waste Solutions, Inc.
         23.1     Consent of McGladrey & Pullen, LLP
----------------------
         (1) Filed as an exhibit to Registration Statement on Form SB-2, as amended (SEC file no. 333-17399) filed on February 25, 1997 and incorporated herein by reference.
         (2) Filed as an exhibit to Form 10-QSB for the third quarter of fiscal 1997, filed on November 14, 1997, and incorporated herein by reference.
         (3) Filed as an exhibit to Form 10-QSB for the first quarter of fiscal 1998, filed on May 15, 1998, and incorporated herein by reference.
         (4) Filed as an exhibit to Form 8-K filed on May 22, 1998, and incorporated herein by reference.
         (5) Filed as an exhibit to Form 10-QSB for the third quarter of fiscal 2000, filed on November 13, 2000, and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         MERCURY WASTE SOLUTIONS, INC.

                                         by:  /s/ BRAD J. BUSCHER
                                              ------------------------
                                              Brad J. Buscher
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 2001.


NAME                                       TITLE
----                                       -----


      /s/ BRAD J. BUSCHER                  Chairman of the Board of Directors
---------------------------------          and Chief Executive Officer
      Brad J. Buscher


      /s/ TODD J. ANDERSON                 Chief Financial Officer and Treasurer
---------------------------------
      Todd J. Anderson


      /s/ MARK G. EDLUND                   President and Director
---------------------------------
      Mark G. Edlund


      /s/ ALAN R. GEIWITZ                  Director
---------------------------------
      Alan R. Geiwitz


      /s/ JOEL H. GOTTESMAN                Director
---------------------------------
      Joel H. Gottesman


      /s/ ROBERT L. ETTER                  Director
---------------------------------
      Robert L. Etter


      /s/ FRANK L. FARRAR                  Director
---------------------------------
      Frank L. Farrar


      /s/ PEDER A. LARSON                  Director
---------------------------------
      Peder A. Larson

                                    CONTENTS

--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                 F-2
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Consolidated balance sheets                                        F-3 - F- 4

   Consolidated statements of operations                                     F-5

   Consolidated statements of shareholders' equity                           F-6

   Consolidated statements of cash flows                                     F-7

   Notes to consolidated financial statements                         F-8 - F-16

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Mercury Waste Solutions, Inc. and Subsidiaries
Mankato, Minnesota

We have audited the accompanying consolidated balance sheets of Mercury Waste Solutions, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Waste Solutions, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Minneapolis, Minnesota
February 9, 2001

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

ASSETS (NOTE 3)                                                    2000           1999
-----------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                     $   36,472     $   26,774
  Accounts receivable, less allowance for doubtful accounts
    of $105,000 in 2000 and $90,000 in 1999                      1,305,702      1,187,921
  Other current assets                                             194,034        165,194
                                                                ----------     ----------
       TOTAL CURRENT ASSETS                                      1,536,208      1,379,889
                                                                ----------     ----------

Property and Equipment, at cost
  Leasehold improvements                                           520,115        485,825
  Furniture, fixtures, and equipment                               416,471        437,116
  Plant equipment                                                2,210,025      2,034,369
  Construction in progress                                              --         53,015
                                                                ----------     ----------
                                                                 3,146,611      3,010,325

  Less accumulated depreciation                                  1,482,423      1,081,029
                                                                ----------     ----------
                                                                 1,664,188      1,929,296
                                                                ----------     ----------

Other Assets
  Cash restricted for closure (Note 5)                              99,109         94,516
  Intangible assets, net (Note 2)                                1,887,124      2,261,143
                                                                ----------     ----------
                                                                 1,986,233      2,355,659
                                                                ----------     ----------
       TOTAL ASSETS                                             $5,186,629     $5,664,844
                                                                ==========     ==========

See Notes to Consolidated Financial Statements.


LIABILITIES AND SHAREHOLDERS' EQUITY                                     2000                1999
----------------------------------------------------------------------------------------------------
Current Liabilities
  Line of credit (Note 3)                                             $ 850,000         $ 1,000,000
  Current portion of long-term debt                                      19,430           1,058,148
  Accounts payable                                                      378,133             352,561
  Accrued expenses (Note 5)                                             528,278             446,413
  Deferred revenue                                                      331,014             127,299
                                                                ------------------------------------
       TOTAL CURRENT LIABILITIES                                      2,106,855           2,984,421
                                                                ------------------------------------
Long-Term Liabilities
  Long-term debt, less current portion (Note 3)                              --              19,430
  Closure funds (Note 5)                                                 45,000              30,300
                                                                ------------------------------------
                                                                         45,000              49,730
                                                                ------------------------------------
Commitments and Contingencies (Note 5)

Shareholders' Equity (Notes 6 and 7)
  Series A convertible Preferred Stock, $0.01 par value; $600,000
    liquidation value; 600 shares issued and outstanding                      6                  --
  Common stock, $0.01 par value; authorized 10,000,000 shares;
    issued and outstanding 3,500,097 shares in 2000 and
    3,480,097 shares in 1999                                             35,001              34,801
  Additional paid-in capital                                          5,547,043           4,799,394
  Accumulated deficit                                                (2,547,276)         (2,203,502)
                                                                ------------------------------------
                                                                      3,034,774           2,630,693
                                                                ------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 5,186,629         $ 5,664,844
                                                                ====================================

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                   2000                1999
-------------------------------------------------------------------------------------------------
Revenues (Note 8)                                                $ 7,316,358         $ 5,538,291
Cost of revenues                                                   4,400,256           4,049,250
                                                            -------------------------------------
       GROSS PROFIT                                                2,916,102           1,489,041
                                                            -------------------------------------

Operating expenses:
  Sales and marketing                                                953,093           1,066,230
  General and administrative                                       1,742,940           1,987,494
                                                            -------------------------------------
                                                                   2,696,033           3,053,724
                                                            -------------------------------------

       OPERATING INCOME (LOSS)                                       220,069          (1,564,683)

Business interruption claims recovery, net (Note 5)                        -             328,940
Interest income                                                        5,192               3,538
Interest expense (Note 3)                                           (391,435)           (267,267)
                                                            -------------------------------------
       NET LOSS                                                     (166,174)         (1,499,472)

Cash dividends on preferred stock (Note 6)                            27,600                   -
Deemed dividend resulting from amortization of beneficial
  conversion feature (Note 6)                                        150,000                   -
                                                            -------------------------------------
       NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                 $ (343,774)       $ (1,499,472)
                                                            =====================================

Basic and diluted loss per common share                           $    (0.10)       $      (0.43)
                                                            =====================================

Weighted-average number of common and common equivalent
  shares outstanding:
  Basic and diluted                                                3,487,651           3,480,097
                                                            =====================================

See Notes to Consolidated Financial Statements.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                           Common Stock              Preferred Stock    Additional                  Total
                                     ------------------------- -------------------------  Paid-In   Accumulated  Shareholders'
                                        Shares      Amount       Shares       Amount      Capital     Deficit      Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998              3,480,097    $ 34,801            -       $ -    $ 4,792,394   $ (704,030)  $ 4,123,165
  Compensation expense on stock option
    grants (Note 7)                             -           -            -         -          7,000            -         7,000
  Net loss                                      -           -            -         -              -   (1,499,472)   (1,499,472)
                                     ------------------------------------------------------------------------------------------
Balance, December 31, 1999              3,480,097      34,801            -         -      4,799,394   (2,203,502)    2,630,693
  Exercise of warrants                     20,000         200            -         -           (180)           -            20
  Issuance of Preferred Stock and
    warrant, net of issuance costs
    of $9,165 (Note 6)                          -           -          600         6        590,829            -       590,835
  Dividends paid (Note 6)                       -           -            -         -              -      (27,600)      (27,600)
  Amortization of beneficial
    conversion feature (Note 6)                 -           -            -         -        150,000     (150,000)            -
  Compensation expense on stock
    option grants (Note 7)                      -           -            -         -          7,000            -         7,000
  Net loss                                      -           -            -         -              -     (166,174)     (166,174)
                                     ------------------------------------------------------------------------------------------
Balance, December 31, 2000              3,500,097    $ 35,001          600       $ 6    $ 5,547,043  $(2,547,276)  $ 3,034,774
                                     ==========================================================================================

See Notes to Consolidated Financial Statements.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                           2000            1999
-----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss                                                             $  (166,174)     $ (1,499,472)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation                                                           495,078           479,959
    Amortization                                                           463,367           460,747
    Noncash compensation                                                     7,000             7,000
    Changes in assets and liabilities:
      Accounts receivable                                                 (117,781)          271,836
      Other current assets                                                 (28,840)          151,829
      Accounts payable                                                      25,572           (43,153)
      Accrued expenses                                                      81,865           109,071
      Deferred revenue                                                     203,715            20,262
                                                                     --------------------------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                963,802           (41,921)
                                                                     --------------------------------
Cash Flows From Investing Activities
  Purchases of property and equipment and intangibles                     (304,618)         (273,811)
  Increase in restricted cash                                               (4,593)           (3,238)
                                                                     --------------------------------
        NET CASH USED IN INVESTING ACTIVITIES                             (309,211)         (277,049)
                                                                     --------------------------------
Cash Flows From Financing Activities
  Increase (decrease) in line-of-credit borrowings                        (150,000)          780,000
  Payments on long-term debt                                              (458,148)         (509,271)
  Preferred stock dividends and issuance costs                             (36,745)                -
                                                                     --------------------------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (644,893)          270,729
                                                                     --------------------------------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     9,698           (48,241)

Cash and Cash Equivalents
  Beginning                                                                 26,774            75,015
                                                                     --------------------------------
  Ending                                                               $    36,472      $     26,774
                                                                     ================================
Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                                           $   413,687      $    291,605
                                                                     ================================

Supplemental Schedules of Noncash Investing and Financial Activities
  Prepaid insurance funded by notes payable                            $         -      $     51,885
  Debt converted to preferred stock                                        600,000                 -
  Closure fund liability capitalized in property and equipment              14,700                 -
                                                                     ================================

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

MERCURY WASTE RETORTING: The Company operates a mercury waste retorting facility in Union Grove, Wisconsin, that utilizes proprietary equipment to process mercury-containing waste and the residual powder from fluorescent lamps.

LAMP RECYCLING: The Company operates recycling facilities in Roseville, Minnesota, and Union Grove, Wisconsin, that utilize proprietary equipment to recycle mercury-containing fluorescent lamps.

In addition to the above recycling facilities, the Company has mercury waste collection and storage facilities in Kenosha, Wisconsin; Indianapolis, Indiana; Atlanta, Georgia; and Albany, New York.

A summary of the Company's significant accounting policies follows:

ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

REVENUE RECOGNITION: The staff of the Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company began following the interpretations in SAB No. 101 in 2000, and management believes the adoption of SAB No. 101 had no effect on its financial statements.

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

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION AND AMORTIZATION: Depreciation and amortization are provided using the straight-line method based on the estimated useful lives of individual assets over the following periods:

                                                                           Years
--------------------------------------------------------------------------------
Furniture, fixtures, and equipment                                           3-7
Leasehold improvements                                             Life of lease
Acquired equipment and facility rights                                        10
Goodwill                                                                      10
Other intangibles                                                           5-10

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

Options, warrants, and common shares issuable from conversion of preferred stock totaling 1,483,771 and 737,771 for the years ended December 31, 2000 and 1999, respectively were excluded from the calculation of diluted per share results because their effect was antidilutive. Therefore, basic and diluted loss per share amounts are the same for 2000 and 1999.

INCOME TAXES: Deferred taxes are provided for on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

RESTRICTED CASH: Due to the short-term nature of the restricted cash, the carrying amount approximates fair value.

SHORT- AND LONG-TERM DEBT: The fair value of the short- and long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The carrying value of the short- and long-term debt approximates their fair value.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2.     INTANGIBLES

Intangible assets consist of the following:

                                                    December 31
                                       -------------------------------------
                                              2000                1999
----------------------------------------------------------------------------
Goodwill                                    $ 1,087,447         $ 1,087,447
Customer lists                                  807,260             807,260
Acquired equipment and facility rights          650,000             650,000
Permits                                         739,348             650,000
Other intangibles                               190,000             190,000
                                       -------------------------------------
                                              3,474,055           3,384,707

Less accumulated amortization                 1,586,931           1,123,564
                                       -------------------------------------
                                            $ 1,887,124         $ 2,261,143
                                       =====================================


NOTE 3.     DEBT ARRANGEMENTS

REVOLVING LINE OF CREDIT: Prior to March 2000, the Company had a $1,000,000 revolving credit loan and a $1,200,000 term loan with Bankers American Capital Corporation (BACC), a related entity owned by the Company's largest shareholder and CEO. In March 2000, the term loan and the revolving credit loan, with a combined outstanding balance of $1,910,000, were consolidated into one $2,000,000 revolving line of credit with BACC. The new revolving line of credit required monthly interest-only payments at 6 percent over the prime rate, was secured by all Company assets, and matured on December 31, 2000. As consideration for restructuring the loan, BACC required a $120,000 cash commitment fee.

In August 2000, $600,000 of the revolving line of credit was converted to Series A Preferred Stock (see Note 6). In conjunction with the debt conversion, the total amount available under the revolving line of credit was reduced from $2,000,000 to $1,500,000. Subsequent to year-end, the revolving line of credit was extended to December 31, 2001, under similar terms.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3.     DEBT ARRANGEMENTS (CONTINUED)

LONG-TERM DEBT:

                                                            December 31
                                               ---------------------------------
                                                     2000                1999
--------------------------------------------------------------------------------
8%-14% notes payable, due in varying monthly
 installments to April 2001, unsecured          $    19,430         $   106,207
Prime plus 6% term note payable to BACC,
 restructured in March 2000                               -             840,000
10% notes payable to related party, due in
  monthly installments of $11,550 to December 1,
  2000, secured by all assets of the Company              -             131,371
                                               ---------------------------------
                                                     19,430           1,077,578

Less current maturities                              19,430           1,058,148
                                               ---------------------------------
                                                $         -         $    19,430
                                               =================================


Interest expense to related parties totaled $375,063 and $247,345 for the years ended December 31, 2000 and 1999, respectively.


NOTE 4.     INCOME TAXES

The components of deferred tax assets are as follows:

                                                            December 31
                                               ---------------------------------
                                                     2000                1999
--------------------------------------------------------------------------------
Depreciation and amortization                   $   175,000         $    96,000
Deferred revenue                                     34,000              51,000
Allowance for doubtful accounts                      42,000              34,000
Net operating loss                                  778,000             784,000
Less valuation allowance                         (1,029,000)           (965,000)
                                               ---------------------------------
Net deferred tax assets                         $        --         $        --
                                               =================================

No provision for income taxes has been recorded for the years ended December 31, 2000 and 1999, due to losses incurred. A valuation allowance has been established to offset all deferred tax assets, since it is uncertain whether the Company will realize any future benefit from its loss carryforwards and other deferred tax assets.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.     INCOME TAXES (CONTINUED)

Federal income taxes are different from those which would be computed applying the statutory federal rates to income before income taxes. The following is a summary of the major items affecting federal and state income taxes:

                                                          December 31
                                         ---------------------------------------
                                                    2000               1999
--------------------------------------------------------------------------------
Federal tax benefit at statutory rates           $  (58,000)         $ (514,000)
State taxes, net of federal effect                   (8,000)            (73,000)
Nondeductible expenses                                2,000              52,000
Change in valuation allowance                        64,000             535,000
                                         ---------------------------------------
                                                 $        -          $        -
                                         =======================================

The deferred tax assets include a valuation allowance of $1,029,000 to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. At December 31, 2000, the Company has net operating losses of approximately $1,950,000 available to offset future taxable income, of which $740,000 expires in 2012 and $1,210,000 expires in 2019.

NOTE 5.     COMMITMENTS AND CONTINGENCIES

OPERATING LEASES: The Company leases its facilities and certain equipment under noncancelable operating leases with unrelated third parties, expiring at various times through May 2007. In addition, the Company leases office space from a related party substantially owned by the Company's major shareholder and CEO. The lease calls for monthly rent of $1,250 and expires in January 2002. Management believes rental payments under this lease approximate amounts that would be payable to unrelated third parties for a similar facility. Certain facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities, and insurance.

Approximate future minimum rental commitments, excluding common area costs, under these noncancelable operating leases are:

Years ending December 31:

2001                                                       $   366,000
2002                                                           277,000
2003                                                           186,000
2004                                                           136,000
2005                                                           120,000
Thereafter                                                     185,000
                                                    -------------------
                                                           $ 1,270,000
                                                    ===================

Rental expense, including common area costs and short-term equipment rentals, was approximately $587,000 and $586,000 for the years ended December 31, 2000 and 1999, respectively.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONSULTING AGREEMENT: The Company has a consulting agreement effective through January 2001 with BACC. The consulting fees were $10,000 per month and were changed to $5,000 per month effective July 1999. Consulting expense for the years ended December 31, 2000 and 1999, totaled $60,000 and $90,000, respectively.

CLOSURE FUNDS: State environmental laws require that the Company provide assurance funds that would be available to cover processing and closure costs related to its facilities. In certain jurisdictions, the Company has funded this obligation with cash held in restricted accounts, and in other jurisdictions this obligation has been funded with insurance. As of December 31, 2000, the Company had deposited $99,109 in restricted cash accounts. The Company also has recorded a related liability of $45,000 representing an estimate to close its current facilities, should closure ever be required.

BUSINESS INTERRUPTION CLAIM: In October 1998, the Company experienced a processing incident that caused a business interruption during the fourth quarter at the Union Grove facility. For the year ended December 31, 1999, the Company recorded a net recovery on the related insurance claim of $328,940, which consisted of gross proceeds received from the insurance company of $434,000, net of direct expenses.

REGULATORY NOTICE: In February and July 1999, the Company received a Notice of Violation from the Wisconsin Department of Natural Resources (WDNR) alleging violation of certain state hazardous waste regulations relating to its Union Grove Facility. The WDNR's letter identified several alleged violations and informed the Company it has the authority to impose monetary penalties. The Company responded to these violations and entered into settlement negotiations with the State of Wisconsin on this civil proceeding. At December 31, 1999, the Company accrued $100,000 for fines and other costs related to this action. In June 2000, a final settlement agreement was reached with the State of Wisconsin, which included a civil fine of $75,000, payable over three years.

NOTE 6.     SHAREHOLDERS' EQUITY

PREFERRED STOCK: In order to maintain the Company's minimum tangible net worth listing requirement with NASDAQ, in August 2000, BACC converted $600,000 of the revolving credit line into $600,000 of Series A Convertible Preferred Stock ("Preferred Stock") at $1,000 per share. The Preferred Stock carries a 12 percent dividend rate payable in cash monthly and is convertible into common stock six months following issuance at a 25 percent discount from the 20-day average closing price per common share prior to conversion, with a conversion ceiling of $1.82 per share. The Company cannot issue more than 696,000 shares of common stock upon conversion of the Preferred Stock. In the event full conversion of the Preferred Stock is limited to the 696,000 shares, the Company will convert the remaining Preferred Stock investment into Series B Preferred Stock under terms to be negotiated. Furthermore, all of the Preferred Stock must be converted within 36 months of issuance.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.     SHAREHOLDERS' EQUITY (CONTINUED)

Because the Preferred Stock can be converted to common stock at a 25 percent discount to average market value, a "beneficial conversion feature," which was valued at $200,000, is being amortized over the period from the date of issuance to the date of earliest conversion, which is six months. Amortization related to this beneficial conversion feature totaled $150,000 for the year ended December 31, 2000. As consideration for the debt conversion, BACC was granted a warrant for the purchase of 70,000 shares of common stock of the Company at an exercise price of $1.44 per share, the market price of the Company's common stock on the date of the warrant's issuance. The value ascribed to the warrant was $60,000, which is included in additional paid-in capital resulting from issuance of Preferred Stock and warrant as reflected on the shareholders' equity statement. The warrant carries a five-year term and is exercisable six months after issuance.

WARRANTS: The Company has issued warrants in conjunction with various debt and equity transactions. A summary of warrant activity for the years ended December 31, 2000 and 1999, is as follows:

                                                            2000                                1999
                                              ----------------------------------  ---------------------------------
                                                                  Weighted-                          Weighted-
                                                                   Average                            Average
                                                   Shares       Exercise Price        Shares       Exercise Price
-------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of period                     440,771           $ 4.24           420,771           $ 4.36
  Granted                                               70,000             1.44            20,000             1.75
  Exercised (at less than $0.01 per share)             (20,000)               -                 -                -
                                              ---------------------------------------------------------------------
Outstanding at end of period                           490,771           $ 4.02           440,771           $ 4.24
                                              =====================================================================
Weighted-average fair value of warrants
  granted during the year                                                $ 0.86                             $ 0.89


NOTE 7.     STOCK OPTION PLAN

In September 1996, the Company adopted the Mercury Waste Solutions, Inc. Stock Option Plan (the Plan). The Plan permits the granting of "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options, which do not meet the requirements of Section 422. A total of 371,000 shares of the Company's common stock have been reserved for issuance pursuant to options granted or shares awarded under the Plan. Grants under the Plan are accounted for following APB Opinion No. 25 and related interpretations. Compensation cost of $7,000 was charged to income for stock option grants for the each of the years ended December 31, 2000 and 1999. Had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair value of awards (the method described in FASB Statement No. 123), reported net loss and basic and diluted loss per common share on a pro forma basis would have been as shown below:

                                                     2000               1999
--------------------------------------------------------------------------------
Net loss applicable to common shareholders:
  As reported                                     $(343,774)       $ (1,499,472)
  Pro forma                                        (397,034)         (1,536,904)
Basic and diluted loss per share:
  As reported                                         (0.10)              (0.43)
  Pro forma                                           (0.11)              (0.44)

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7.     STOCK OPTION PLAN (CONTINUED)

The fair value of each option granted in 1999 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield                                     -
Expected stock price volatility                         94.00%
Risk-free interest rate                                  5.10%
Expected life of options (years)                            3


A summary of the status of the Plan at December 31, 2000 and 1999, and changes during the years then ended is as follows:

                                                2000                                1999
                                   -------------------------------  ---------------------------------
                                                    Weighted-                          Weighted-
                                                     Average                            Average
                                     Shares       Exercise Price        Shares       Exercise Price
-----------------------------------------------------------------------------------------------------
Outstanding at beginning of year         297,000           $ 2.64           269,000           $ 2.80
  Granted                                      -                -            73,000             2.63
  Forfeited                                    -                -           (45,000)            3.64
                                   ------------------------------------------------------------------
Outstanding at end of year               297,000           $ 2.64           297,000           $ 2.64
                                   ==================================================================

The weighted-average fair value of options granted during 1999 was $1.61.

The following table summarizes information about stock options outstanding at December 31, 2000:

                                    Options Outstanding                                 Options Exercisable
                   ---------------------------------------------------------  -------------------------------------
                         Number        Weighted-Average                            Number
                     Outstanding at        Remaining          Weighted-        Exercisable at       Weighted-
      Range of        December 31,     Contractual Life        Average          December 31,         Average
Exercise Prices           2000              (Years)        Exercise Price           2000          Exercise Price
-------------------------------------------------------------------------------------------------------------------
$0.50                      64,000             5.00           $ 0.50              48,000             $ 0.50
$2.63 - $3.88             198,000             7.57             3.06             111,200               3.29
$4.00 - $5.00              35,000             6.87             4.18              21,000               4.18
                   ------------------------------------------------------------------------------------------------
                          297,000             6.93           $ 2.64             180,200             $ 2.65
                   ================================================================================================

There were 130,800 options exercisable at December 31, 1999, with a weighted-average exercise price of $2.81.

NOTE 8.     SOURCES OF REVENUE

The Company's revenues were derived from the following sources:

                                                      2000               1999
--------------------------------------------------------------------------------
Mercury waste retorting                                 52%                 47%
Lamp recycling                                          48%                 53%
                                            ------------------------------------
                                                       100%                100%
                                            ====================================

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9.     INCENTIVE SAVINGS PLAN

The Company adopted an incentive savings plan that covers all eligible employees. Employees are permitted to make voluntary contributions up to 20 percent of their annual aggregate compensation. The plan also provides for a Company-sponsored match to be determined each year. There was no match in 2000 and 1999. The Company has the option of making discretionary contributions. For an employee to be eligible for matching and discretionary contributions, she/he must complete one year of service. There were no discretionary contributions made in 2000 or 1999.