Form 10QSB
period 2001-03-31
MERCURY WASTE SOLUTIONS INC
filed 2001-05-14
CIK 1028262

Mercury Waste Solutions, Inc. Form 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

( )	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No

The number of shares outstanding of each of the Issuer’s Common Stock, $.01 Par Value, as of March 31, 2001 was 3,500,097.

Transitional small business disclosure format:

Yes          No    X

MERCURY WASTE SOLUTIONS, INC.
FORM 10-QSB
INDEX

                                                                                     PAGE
                                                                                     ----
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000      3
           Consolidated Statements of Operations for the three months ended
           March 31, 2001 and 2000                                                     4
           Consolidated Statements of Cash Flows for the three months ended
           March 31, 2001 and 2000                                                     5
           Notes to Consolidated Financial Statements                                  6

Item 2.    Management’s Discussion and Analysis of Financial Condition and
           Results of Operations                                                       7

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                           10
           Signatures                                                                 11

Part 1–Financial Information

Item 1. Financial Statements

MERCURY WASTE SOLUTIONS, INC.
Consolidated Balance Sheets

	March 31, 2001 (unaudited)	December 31, 2000
ASSETS
Current Assets
Cash	$0	$36,472
Accounts receivable, less allowance for doubtful accounts of $110,000
at March 31, 2001 and $105,000 at December 31, 2000	1,466,595	1,305,702
Other current assets	383,200	194,034

TOTAL CURRENT ASSETS	1,849,795	1,536,208

Property and Equipment, at cost
Leasehold improvements	521,753	520,115
Furniture, fixtures, and equipment	432,413	416,471
Plant equipment	2,221,966	2,210,025
Construction in progress	159,516	0

TOTAL PROPERTY AND EQUIPMENT	3,335,648	3,146,611
Less accumulated depreciation	1,605,757	1,482,423

NET PROPERTY AND EQUIPMENT	1,729,891	1,664,188

Other Assets
Cash restricted for closure	102,655	99,109
Intangible assets, net	1,769,756	1,887,124

TOTAL OTHER ASSETS	1,872,411	1,986,233

TOTAL ASSETS	$5,452,097	$5,186,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit	$870,000	$850,000
Short term notes payable	133,003	19,430
Accounts payable	542,053	378,133
Accrued expenses	569,613	528,278
Deferred revenue	489,879	331,014

TOTAL CURRENT LIABILITIES	2,604,548	2,106,855

Long-Term Liabilities
Closure fund	45,000	45,000

Shareholders’ Equity
Series A Convertible Preferred Stock, $0.01 par value, $600,000
liquidation value, 600 shares issued and outstanding	6	6
Common stock, $0.01 par value; 3,500,097 shares issued and outstanding	35,001	35,001
Additional paid-in capital	5,597,043	5,547,043
Accumulated deficit	(2,829,501)	(2,547,276)

TOTAL SHAREHOLDERS' EQUITY	2,802,549	3,034,774

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,452,097	$5,186,629

See Notes to Consolidated Financial Statements

Mercury Waste Solutions, Inc.
Consolidated Statements of Operations
(unaudited)

	For the three months ended
	March 31, 2001	March 31, 2000

Revenues	$1,730,586	$1,533,419
Cost of revenues	1,094,986	987,896

Gross profit	635,600	545,523

Operating expenses
Sales & marketing	329,244	179,355
General & administrative	488,206	404,124

	817,450	583,479

Operating loss	(181,850)	(37,956)

Interest income	4,119	432
Interest expense	(36,494)	(85,552)

Net loss before income taxes	(214,225)	(123,076)
Income tax expense (benefit)	0	0

Net loss	(214,225)	(123,076)

Cash dividends on preferred stock	(18,000)	0
Deemed dividend resulting from amortization
of beneficial conversion feature	(50,000)	0

Net loss applicable to common
shareholders	$(282,225)	$(123,076)

Basic and diluted loss per share	($ 0.08)	($ 0.04)
Basic and diluted weighted average number of
common and common equivalent shares outstanding	3,500,097	3,480,097

See Notes to Consolidated Financial Statements

Mercury Waste Solutions, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended
	March 31, 2001	March 31, 2000

Cash Flows From Operating Activities
Net loss	$(214,225)	$(123,076)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	123,336	122,537
Amortization of intangible assets	117,368	115,256
Non cash compensation	0	1,750
Changes in assets and liabilities:
Receivables	(160,893)	(53,984)
Other current assets	(25,168)	(37,290)
Accounts payable	163,920	20,115
Accrued expenses	41,335	2,963
Deferred revenue	158,865	67,067

NET CASH PROVIDED BY OPERATING ACTIVITIES	204,538	115,338

Cash Flows From Investing Activities
Purchase of property and equipment and other assets	(189,039)	(15,418)
Increase in restricted cash	(3,546)	0

NET CASH USED IN INVESTING ACTIVITIES	(192,585)	(15,418)

Cash Flows From Financing Activities
Payments on short and long-term debt	(50,425)	(62,901)
Net borrowings (payments) on the line of credit	20,000	(40,000)
Cash dividends paid on preferred stock	(18,000)	0

NET CASH USED IN FINANCING ACTIVITIES	(48,425)	(102,901)

DECREASE IN CASH	(36,472)	(2,981)
Cash
Beginning	36,472	26,774

Ending	$0	$23,793

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$36,494	$75,111

Supplemental Schedule of Noncash Investing and Financing Activities
Insurance financed with notes payable	$163,998	$53,804

Amortization of beneficial conversion feature	$50,000	$0

See Notes to Consolidated Financial Statements

MERCURY WASTE SOLUTIONS, INC.
Notes to Consolidated Financial Statements (unaudited)
March 31, 2001

Note 1. – Summary of Significant Accounting Policies

        Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001, or any other period. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 2000 contained in the Company’s Annual Report on Form 10-KSB.

        Earnings Per Share – Basic income (loss) per share of common stock is computed by dividing the net income (loss) applicable to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock. Options, warrants and common shares issuable from conversion of preferred stock totaling 1,448,771 and 737,771 for the three months ended March 31, 2001 and 2000, respectively, were excluded from the calculation of diluted per share results because their effect was antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in connection with the Company’s consolidated financial statements and related notes thereto included within this document.

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

        Revenues. Total revenues were $1,730,586 for the three months ended March 31, 2001 compared to $1,533,419 for the three months ended March 31, 2000, an increase of 13%.

        Mercury retorting revenues were $894,340 for the three months ended March 31, 2001 compared to $765,492 for the three months ended March 31, 2000, an increase of 17%. The Company believes the increase in retort revenues in first quarter of 2001 was due to an increase in recurring base business and to an increase in large retort projects. Retort revenues can vary significantly from period to period due to the extent or lack of one-time large retort projects, the nature and extent of which varies from year to year. For the three months ended March 31, 2001, the Company had revenue from large retort projects of approximately $198,000 as compared to $130,000 for the three months ended March 31, 2000.

        Lamp recycling revenues were $836,246 for the three months ended March 31, 2001 compared to $767,927 for the three months ended March 31, 2000, an increase of 9%. The Company believes the increase in lamp recycling revenue is due primarily to the continued growth of its LampTracker™ turnkey lamp recycling program. The Company has generated this growth in the LampTracker™ program from its current customer base, by securing new direct customers and by establishing strategic relationships with certain large lighting distributors to sell the program to their customers.

        Cost of Revenues. Cost of revenues consists primarily of direct labor costs to process the waste, transportation costs and direct facility overhead costs. Gross profit as a percent of revenue was 37% for the three months ended March 31, 2001 compared to 36% for the three months ended March 31, 2000.

        Mercury retorting gross profit percentages were 33% and 31% for the three months ended March 31, 2001 and 2000, respectively. The Company believes the increase in the mercury retorting gross profit margin was due primarily to increased revenues, resulting in increased utilization of the fixed cost structure of the Union Grove Facility, offset in part by increased wages and insurance costs. Lamp recycling gross profit percentages were 40% for both the three months ended March 31, 2001 and 2000.

        Sales and Marketing. Sales and marketing expense was $329,244 for the three months ended March 31, 2001 compared to $179,355 for the three months ended March 31, 2000, an increase of 84%. The significant increase was due primarily to aggressive sales and marketing efforts related to the LampTracker™ program, including increased sales and customer service personnel costs, travel costs and sales commissions.

        General and administrative. General and administrative expense was $488,206 for the three months ended March 31, 2001 compared to $404,124 for the three months ended March 31, 2000, an increase of 21%. The increase is due primarily to increased salaries, consulting fees and professional fees.

        Interest Expense. Interest expense was $36,494 for the three months ended March 31, 2001 compared to $85,552 for the three months ended March 31, 2000, a decrease of 57%. The decrease was due to lower average borrowings in 2001.

        Income Taxes. There was no income tax expense (benefit) recorded in 2001 or in 2000. At December 31, 2000, the Company had a valuation allowance of approximately $1,029,000 on its net deferred tax assets due to the uncertainty of their realization. The realization of these deferred tax assets is dependent upon generating sufficient taxable income during the period that deductible temporary differences and net operating loss carryforwards are expected to be available to reduce taxable income. At December 31, 2000, the Company had net operating loss carryforwards of approximately $1,950,000, of which $740,000 expires in 2012 and $1,210,000 expires in 2019.

        Preferred Stock Dividends. Preferred stock dividends for the three months ended March 31, 2001 totaled $68,000 and consisted of the following: i) cash dividends paid on the Series A Preferred Stock that was issued in August, 2000 ($18,000) and ii) a deemed dividend resulting from the amortization of the beneficial conversion feature related to the Series A Preferred Stock ($50,000). See “Liquidity and Capital Resources.”

        Net Loss Applicable to Common Shareholders. Resulting from the factors discussed above, the Company recorded a net loss applicable to common shareholders of $282,225 and $123,076 for the three months ended March 31, 2001 and 2000, respectively. Basic and diluted loss per share was $0.08 and $0.04 for the three months ended March 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

        Net cash provided by operating activities for the three months ended March 31, 2001 was $204,538, consisting primarily of the net loss of $214,225 offset by non-cash items including depreciation and amortization of $240,704 and a change in operating assets of $178,059.

        Cash flows used in investing activities were $192,585 for the three months ended March 31, 2001, consisting primarily of capital expenditures for lamp recycling equipment and facility expansion at the Roseville Facility. Due to the growth in the lamp recycling business over the past year, the Company is in the process of expanding the Roseville Facility, which will include doubling of the leased space and constructing an additional lamp recycling machine. In addition, the Company is in the process of upgrading the lamp recycling machine at the Union Grove Facility. Total capital expenditures for fiscal 2001 are estimated to be approximately $500,000.

        In January 2001, the Company entered into an agreement with U.S. Environmental, Inc. (“USE”), a related entity owned by the Company’s President, to manage the design, manufacturing, testing and installation of the new lamp recycling equipment discussed above. The agreement requires total payments to USE of $138,000, of which $34,500 has been paid as of March 31, 2001.

        Cash flows used in financing activities were $48,425 for the three months ended March 31, 2001, consisting of preferred stock dividend payments of $18,000, payments on term debt of $50,425, offset by borrowings on the Company’s line of credit of $20,000.

        The Company had a $2,000,000 revolving line of credit with Bankers American Capital Corporation (BACC), a related entity owned by the Company’s major shareholder and CEO. The revolving line of credit required monthly interest only payments at 6% over the prime rate, was secured by all Company assets and was subject to renewal on December 31, 2000.

        In order to maintain its minimum tangible net worth listing requirement with NASDAQ, BACC, in August 2000, converted $600,000 of the revolving line of credit in exchange for $600,000 of Series A Convertible Preferred Stock (“Preferred Stock”) at $1,000 per share. The Preferred Stock carries a 12% dividend rate payable in cash monthly and six months following issuance is convertible into common stock at a 25% discount to the 20-day average of the closing price prior to conversion with a conversion ceiling of $1.82 per share. The Company cannot issue more than 696,000 shares of common stock upon conversion of the Preferred Stock. In the event conversion of the Preferred Stock is limited because the maximum of 696,000 shares have been issued, the Company will convert the remaining Preferred Stock investment into Series B Preferred Stock under terms to be negotiated. Furthermore, all of the Preferred Stock must be converted into common stock within 36 months of issuance.

        Because the Preferred Stock can be converted to common stock at a 25 percent discount to average market value, a “beneficial conversion feature,” which was valued at $200,000, is being amortized over the period from the date of issuance to the date of earliest conversion, which is six months. Amortization related to this beneficial conversion feature totaled $50,000 for the three months ended March 31, 2001. As consideration for the debt conversion, BACC was granted a warrant for the purchase of 70,000 shares of common stock of the Company at an exercise price of $1.44 per share, the market price of the Company’s common stock on the date of issuance. The value assigned to the warrant was $60,000, which is included in additional paid-in capital resulting from the issuance of the Preferred Stock and warrant. The warrant carries a five-year term and is exercisable six months after issuance.

        In conjunction with the debt conversion, the maximum amount available under the revolving line of credit was reduced from $2,000,000 to $1,500,000. The revolving line of credit was then extended to December 31, 2001 under similar terms. At March 31, 2001, line of credit borrowings totaled $870,000.

        In November 2000, the Company received a letter from Nasdaq stating that the Company’s common stock had failed to maintain a minimum bid price of $1.00 per share over the last 30 consecutive trading days as required for continued listing and was given until January 31, 2001 to regain compliance. When the Company’s stock price failed to reach and maintain the $1.00 level by the January 31 deadline, the Company requested a hearing with Nasdaq and requested an additional extension in order to comply with Nasdaq’s minimum price requirements. In January 2001, the Company also received notice from Nasdaq that it failed to comply with Nasdaq’s minimum public float requirement.

        The Company’s hearing with Nasdaq occurred on March 9, 2001. On March 27, 2001, the Company received notice indicating that Nasdaq denied its appeal for continued listing on the Nasdaq Small Cap Market. As a result of the decision, the Company’s shares were de-listed from the Nasdaq Small Cap Market and began trading on the OTC Bulletin Board with the opening of the market on March 28, 2001.

        The Company anticipates that its availability under its revolving line of credit and cash generated by its operations will be sufficient to fund its working capital needs, debt service and capital expenditures through at least December 31, 2001, provided that revenues continue to increase, which cannot be assured. Liquidity beyond December 31, 2001 will be dependent on increased revenues and additional financing from BACC, which would include the renewal of the Restructured Loan due December 31, 2001, or from another source on terms affordable to the Company. There can be no assurance that additional financing will be available at all or that if available, such financing would be obtainable on terms favorable to the Company. Failure to obtain additional financing could have a material adverse effect on the Company.

Market Risk and Impact of Inflation

        The Company is subject to certain risks related to interest rate fluctuations since debt instruments are at variable rates. The Company believes that inflation has not had a material impact on its results of operations. However, there can be no assurance that future inflation will not have an adverse impact on the Company’s operating results and financial condition.

Seasonality

        The Company is not subject to any significant seasonal factors, other than large retort projects, which tend to occur in the second and third quarters.

Forward Looking Statements

        Statements contained in this report regarding the Company’s future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of the Company to implement its marketing strategies and increase revenues, to maintain continued market acceptance of the LampTracker™ program, to maintain liquidity on the OTC Bulletin Board, to secure new customers and maintain existing customers, to manage its growth and cash flow, to operate its Union Grove Facility without interruption and other Risk Factors included in the Registration Statement on Form SB-2, as amended, filed with the Securities and Exchange Commission (File No. 333-17399.)

Part II	Other Information

Item 6.	Exhibits and Reports on Form 8-K

(A)	Exhibits
10.10	Consulting Agreement dated January 1, 2001 between Mercury Waste Solutions, Inc. and Bankers American Capital Corp.
10.11	Consulting Agreement dated January 1, 2001 between Mercury Waste Solutions, Inc. and Mark Edlund
10.12	Equipment Manufacturing Agreement dated January 1, 2001 between Mercury Waste Solutions, Inc. and U.S. Environmental, Inc.

(B)	Reports on Form 8-K - no reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

MERCURY WASTE SOLUTIONS, INC.
(registrant)

DATED: MAY 14, 2001	/s/ BRAD J. BUSCHER
Brad J. Buscher
Chairman of the Board and Chief Executive
Officer

DATED: MAY 14, 2001	/s/ TODD J. ANDERSON
Todd J. Anderson
Chief Financial Officer