Form 10QSB
period 2001-06-30
MERCURY WASTE SOLUTIONS INC
filed 2001-08-14
CIK 1028262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                               Yes __X__ No _____.

The number of shares outstanding of each of the Issuer's Common Stock, $.01 Par Value, as of June 30, 2001 was 3,500,097.

Transitional small business disclosure format:

                               Yes _____ No __X__.

                          MERCURY WASTE SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX



                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:
          Consolidated Balance Sheets as of June 30, 2001 and December 31,
          2000                                                               3
          Consolidated Statements of Operations for the three and six
          months ended June 30, 2001 and 2000                                4
          Consolidated Statements of Cash Flows for the six months ended
          June 30, 2001 and 2000                                             5
          Notes to Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              7

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders               10
Item 6.   Exhibits and Reports on Form 8-K                                  11
          Signatures                                                        12

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,       DECEMBER 31,
                                                                                  2001             2000
                                                                              ------------     ------------
                               ASSETS                                          (unaudited)
Current Assets
--------------
    Cash                                                                      $      8,934     $     36,472
    Accounts receivable, less allowance for doubtful accounts of $95,000
     at June 30, 2001 and $105,000 at December 31, 2000                          1,405,731        1,305,702
    Other current assets                                                           306,808          194,034
                                                                              ------------     ------------
     TOTAL CURRENT ASSETS                                                        1,721,473        1,536,208
                                                                              ------------     ------------
 Property and Equipment, at cost
    Leasehold improvements                                                         547,478          520,115
    Furniture, fixtures, and equipment                                             444,283          416,471
    Plant equipment                                                              2,245,070        2,210,025
    Construction in progress                                                       194,069                0
                                                                              ------------     ------------
     TOTAL PROPERTY AND EQUIPMENT                                                3,430,900        3,146,611
    Less accumulated depreciation                                                1,705,514        1,482,423
                                                                              ------------     ------------
     NET PROPERTY AND EQUIPMENT                                                  1,725,386        1,664,188
                                                                              ------------     ------------
Other Assets
------------
    Cash restricted for closure                                                    103,376           99,109
    Intangible assets, net                                                       1,652,387        1,887,124
                                                                              ------------     ------------
     TOTAL OTHER ASSETS                                                          1,755,763        1,986,233
                                                                              ------------     ------------
       TOTAL ASSETS                                                           $  5,202,622     $  5,186,629
                                                                              ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
-------------------
    Line of credit                                                            $  1,040,000     $    850,000
    Short term notes payable                                                        79,346           19,430
    Accounts payable                                                               418,577          378,133
    Accrued expenses                                                               397,635          528,278
    Deferred revenue                                                               617,561          331,014
                                                                              ------------     ------------
     TOTAL CURRENT LIABILITIES                                                   2,553,119        2,106,855
                                                                              ------------     ------------

Long-Term Liabilities
---------------------
    Closure fund                                                                    45,000           45,000
                                                                              ------------     ------------

Shareholders' Equity
--------------------
    Series A Convertible Preferred Stock, $0.01 par value, $600,000
     liquidation value, 600 shares issued and outstanding                                6                6
    Common stock, $0.01 par value; 3,500,097 shares issued and outstanding          35,001           35,001
    Additional paid-in capital                                                   5,597,043        5,547,043
    Accumulated deficit                                                         (3,027,547)      (2,547,276)
                                                                              ------------     ------------
       TOTAL SHAREHOLDERS' EQUITY                                                2,604,503        3,034,774
                                                                              ------------     ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  5,202,622     $  5,186,629
                                                                              ============     ============

                 See Notes to Consolidated Financial Statements

                         MERCURY WASTE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                    JUNE 30, 2001     JUNE 30, 2000     JUNE 30, 2001     JUNE 30, 2000
                                                    -------------     -------------     -------------     -------------
Revenues                                            $   1,826,129     $   1,615,889     $   3,556,715     $   3,149,308
Cost of revenues                                        1,186,669         1,035,397         2,281,654         2,023,293
                                                    -------------     -------------     -------------     -------------
     Gross profit                                         639,460           580,492         1,275,061         1,126,015
                                                    -------------     -------------     -------------     -------------

Operating expenses
    Sales & marketing                                     330,982           203,459           660,227           382,814
    General & administrative                              424,202           439,775           912,408           843,899
                                                    -------------     -------------     -------------     -------------
                                                          755,184           643,234         1,572,635         1,226,713
                                                    -------------     -------------     -------------     -------------
     Operating loss                                      (115,724)          (62,742)         (297,574)         (100,698)

Loss on disposal of plant equipment                       (28,542)                0           (28,542)                0
Interest income                                               721             3,685             4,840             4,117
Interest expense                                          (36,501)         (113,809)          (72,995)         (199,361)
                                                    -------------     -------------     -------------     -------------
     Net loss before income taxes                        (180,046)         (172,866)         (394,271)         (295,942)
Income tax expense (benefit)                                    0                 0                 0                 0
                                                    -------------     -------------     -------------     -------------
     Net loss                                            (180,046)         (172,866)         (394,271)         (295,942)

Cash dividends on preferred stock                   $     (18,000)    $           0     $     (36,000)    $           0
Deemed dividend resulting from amortization
     of beneficial conversion feature               $           0     $           0     $     (50,000)    $           0
                                                    -------------     -------------     -------------     -------------
       Net loss applicable to common
         shareholders                               $    (198,046)    $    (172,866)    $    (480,271)    $    (295,942)
                                                    =============     =============     =============     =============


Basic and diluted loss per share                    $       (0.06)    $       (0.05)    $       (0.14)    $       (0.09)

Basic and diluted weighted average number of
     common and common equivalent shares
     outstanding:                                       3,500,097         3,480,097         3,500,097         3,480,097

                 See Notes to Consolidated Financial Statements

                         MERCURY WASTE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                       JUNE 30, 2001    JUNE 30, 2000
                                                                                       -------------    -------------
Cash Flows From Operating Activities
    Net loss                                                                           $   (394,271)    $   (295,942)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation                                                                         245,280          248,438
       Amortization of intangible assets                                                    234,737          230,570
       Amortization of debt discount                                                              0           46,200
       Loss on disposal of plant equipment                                                   28,542                0
       Non cash compensation                                                                      0            3,500
       Changes in assets and liabilities:
           Receivables                                                                     (100,029)          13,506
           Other current assets                                                              51,224          (37,482)
           Accounts payable                                                                  40,444          103,682
           Accrued expenses                                                                (130,643)        (127,422)
           Deferred revenue                                                                 286,547          108,768
                                                                                       ------------     ------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                       261,831          293,818
                                                                                       ------------     ------------

Cash Flows from Investing Activities
    Purchase of property and equipment and other assets                                    (335,020)         (97,536)
    Increase in restricted cash                                                              (4,267)          (3,227)
                                                                                       ------------     ------------
            NET CASH USED IN INVESTING ACTIVITIES                                          (339,287)        (100,763)
                                                                                       ------------     ------------

Cash Flows From Financing Activities
    Payments on short and long-term debt                                                   (104,082)        (133,892)
    Net borrowings (payments) on the line of credit                                         190,000          (45,000)
    Cash dividends paid on preferred stock                                                  (36,000)               0
                                                                                       ------------     ------------
            NET CASH  PROVIED BY (USED IN) FINANCING ACTIVITIES                              49,918         (178,892)
                                                                                       ------------     ------------
              INCREASE (DECREASE) IN CASH                                                   (27,538)          14,163
Cash
    Beginning                                                                                36,472           26,774
                                                                                       ------------     ------------
    Ending                                                                             $      8,934     $     40,937
                                                                                       ============     ============
Supplemental Disclosures of Cash Flow Information
    Cash payments for interest                                                         $     72,995     $    175,412
                                                                                       ============     ============

Supplemental Schedule of Noncash Investing and Financing Activities
Insurance financed with notes payable                                                  $    163,998     $     53,804
                                                                                       ============     ============
Amortization of beneficial conversion feature                                          $     50,000     $          0
                                                                                       ============     ============

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (unaudited)
                                  June 30, 2001

Note 1. - Summary of Significant Accounting Policies

         BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001, or any other period. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-KSB.

         EARNINGS PER SHARE - Basic income (loss) per share of common stock is computed by dividing the net income (loss) applicable to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock. Options, warrants and common shares issuable from conversion of preferred stock totaling 1,448,771 for the 2001 periods and 737,771 for the 2000 periods were excluded from the calculation of diluted per share results because their effect was antidilutive.

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

         REVENUES. Total revenues were $1,826,129 and $3,556,715 for the three and six months ended June 30, 2001 compared to $1,615,889 and $3,149,308 for the three and six months ended June 30, 2000, an increase of 13% for both periods.

         Mercury retorting revenues were $904,295 and $1,819,151 for the three and six months ended June 30, 2001 compared to $710,295 and $1,475,787 for the three and six months ended June 30, 2000, an increase of 27% and 23%, respectively. The Company believes the increase in retort revenues in 2001 was due to an increase in recurring base business and to an increase in large retort projects. Retort revenues can vary significantly from period to period due to the extent or lack of one-time large retort projects, the nature and extent of which varies from year to year. For the three and six months ended June 30, 2001, the Company had revenue from large retort projects of approximately $171,000 and $364,000, respectively as compared to $0 and $130,000 for the three and six months ended June 30, 2000.

         Lamp recycling revenues were $921,834 and $1,737,564 for the three and six months ended June 30, 2001 compared to $905,594 and $1,673,521 for the three and six months ended June 30, 2000, an increase of 2% and 4%, respectively. The Company believes the increases in the 2001 periods are due to the continued growth of its LampTracker(TM) turnkey lamp recycling program. This growth, however, yielded relatively small percentage revenue increases as the program generates a significant amount of deferred revenue. Under the LampTracker(TM) program, the Company charges an upfront fee that covers the cost of the container, transportation and recycling. A portion of this up front fee is deferred until all services are performed. Factoring out deferred revenue adjustments, gross lamp recycling billings for the three and six months ended June 30, 2001 increased 11% and 14% over gross billings for the three and six months ended June 30, 2000.

         The Company has generated this growth in the LampTracker(TM) program from its current customer base, by securing new direct customers and by establishing strategic relationships with certain large lighting distributors to sell the program to their customers.

         COST OF REVENUES. Cost of revenues consists primarily of direct labor costs to process the waste, transportation costs and direct facility overhead costs. Gross profit as a percent of revenue was 35% and 36% for the three and six months ended June 30, 2001 compared to 36% for the three and six months ended June 30, 2000.

         Mercury retorting gross profit percentages were 39% and 36% for the three and six months ended June 30, 2001 compared to 25% and 28% for the three and six months ended June 30, 2000. The Company believes the increase in the mercury retorting gross profit margin was due primarily to increased revenues, resulting in increased utilization of the fixed cost structure of the Union Grove Facility, offset in part by increased wages and insurance costs. Lamp recycling gross profit percentages were 30% and 35% for the three and six months ended June 30, 2001 compared to 44% and 42% for the three and six months ended June 30, 2000. The Company believes the decrease in gross profit margin in the 2001 periods was due to an increase in LampTracker(TM) sales through distributors which yield lower margins and due to increased wages, rent, insurance and other costs related to the expansion of the Roseville lamp recycling facility which commenced in the second quarter. The Company is expanding this facility to increase its lamp recycling capacity to support its current and anticipated future growth.

         SALES AND MARKETING. Sales and marketing expense was $330,982 and $660,227 for the three and six months ended June 30, 2001 compared to $203,459 and $382,814 for the three and six months ended June 30, 2000, an increase of 63% and 72%, respectively. The significant increases in 2001 were due primarily to sales and marketing efforts related to the LampTracker(TM) program, including increased sales and customer service personnel costs, travel costs, marketing materials and sales commissions.

         GENERAL AND ADMINISTRATIVE. General and administrative expense was $424,202 and $912,408 for the three and six months ended June 30, 2001 compared to $439,775 and $843,899 for the three and six months ended June 30, 2000, a decrease in the three month period of 4% and an increase in the six month period of 8%. The increase in the six month period is due primarily to increased salaries, travel and consulting and professional fees. The decrease in the three month period is primarily due to a decrease in bad debt expense offset in part by the increases in costs discussed above.

         INTEREST EXPENSE. Interest expense was $36,501 and $72,995 for the three and six months ended June 30, 2001 compared to $113,809 and 199,361 for the three and six months ended June 30, 2000, a decrease of 68% and 63%, respectively. The decreases in 2001 were due to lower interest rates and lower average borrowings caused primarily by a $600,000 conversion of debt to preferred stock in August 2000. See "Liquidity and Capital Resources." In addition, the 2000 periods had amortization of a debt discount related to the March 2000 refinancing of the line of credit of $36,900 and $46,200, respectively

         INCOME TAXES. There was no income tax expense (benefit) recorded in 2001 or in 2000. At December 31, 2000, the Company had a valuation allowance of approximately $1,029,000 on its net deferred tax assets due to the uncertainty of their realization. The realization of these deferred tax assets is dependent upon generating sufficient taxable income during the period that deductible temporary differences and net operating loss carryforwards are expected to be available to reduce taxable income. At December 31, 2000, the Company had net operating loss carryforwards of approximately $1,950,000, of which $740,000 expires in 2012 and $1,210,000 expires in 2019.

         PREFERRED STOCK DIVIDENDS. Preferred stock dividends for the three and six months ended June 30, 2001 totaled $18,000 and $86,000, respectively and consisted of the following: i) cash dividends paid on the Series A Preferred Stock that was issued in August, 2000 and ii) a deemed dividend resulting from the amortization of the beneficial conversion feature related to the Series A Preferred Stock. See "Liquidity and Capital Resources."

         NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. Resulting from the factors discussed above, the Company recorded a net loss applicable to common shareholders of $198,046 and $480,271 for the three and six months ended June 30, 2001 compared to net losses of $172,866 and $295,942 for the three and six months ended June 30, 2000. Basic and diluted loss per share was $0.06 and $0.14 for the three and six months ended June 30, 2001 compared to basic and diluted loss per share of $0.05 and $0.09 for the three and six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the six months ended June 30, 2001 was $261,831, consisting primarily of the net loss of $394,271 offset by non-cash items including depreciation and amortization of $508,559 and a change in operating assets of $147,543.

         Cash flows used in investing activities were $339,287 for the six months ended June 30, 2001, consisting primarily of capital expenditures for lamp recycling equipment and facility expansion at the Roseville Facility. Due to the growth in the lamp recycling business over the past year, the Company is in the process of expanding the Roseville Facility, which will include doubling of the leased space and constructing an additional lamp recycling machine. In addition, the Company has completed an upgrade to the lamp recycling machine at the Union Grove Facility. This upgrade resulted in a current quarter write-off of replaced equipment totaling $28,542. Total capital expenditures for fiscal 2001 are estimated to be approximately
$500,000 - $600,000.

         In January 2001, the Company entered into an agreement with U.S. Environmental, Inc. ("USE"), a related entity owned by the Company's President, to manage the design, manufacturing, testing and installation of the new lamp recycling equipment discussed above. The agreement requires total payments to USE of $138,000, of which $69,000 has been paid as of June 30, 2001.

         Cash flows provided by financing activities were $49,918 for the six months ended June 30, 2001, consisting of borrowings on the Company's line of credit of $190,000 offset by preferred stock dividend payments of $36,000, payments on term debt of $104,082.

         The Company had a $2,000,000 revolving line of credit with Bankers American Capital Corporation (BACC), a related entity owned by the Company's major shareholder and CEO. The revolving line of credit required monthly interest only payments at 6% over the prime rate, was secured by all Company assets and was subject to renewal on December 31, 2000.

         In order to maintain its minimum tangible net worth listing requirement with NASDAQ, BACC, in August 2000, converted $600,000 of the revolving line of credit in exchange for $600,000 of Series A Convertible Preferred Stock ("Preferred Stock") at $1,000 per share. The Preferred Stock carries a 12% dividend rate payable in cash monthly and six months following issuance is convertible into common stock at a 25% discount to the 20-day average of the closing price prior to conversion with a conversion ceiling of $1.82 per share. The Company cannot issue more than 696,000 shares of common stock upon conversion of the Preferred Stock. In the event conversion of the Preferred Stock is limited because the maximum of 696,000 shares have been issued, the Company will convert the remaining Preferred Stock investment into Series B Preferred Stock under terms to be negotiated. Furthermore, all of the Preferred Stock must be converted into common stock within 36 months of issuance.

         Because the Preferred Stock can be converted to common stock at a 25 percent discount to average market value, a "beneficial conversion feature," which was valued at $200,000, was amortized over the period from the date of issuance to the date of earliest conversion, which is six months. Amortization related to this beneficial conversion feature totaled $0 and $50,000 for the three and six months ended June 30, 2001. As consideration for the debt conversion, BACC was granted a warrant for the purchase of 70,000 shares of common stock of the Company at an exercise price of $1.44 per share, the market price of the Company's common stock on the date of issuance. The value assigned to the warrant was $60,000, which is included in additional paid-in capital resulting from the issuance of the Preferred Stock and warrant. The warrant carries a five-year term and is exercisable six months after issuance.

         In conjunction with the debt conversion, the maximum amount available under the revolving line of credit was reduced from $2,000,000 to $1,500,000. The revolving line of credit was then extended to December 31, 2001 under similar terms. At June 30, 2001, line of credit borrowings totaled $1,040,000.

         The Company anticipates that its availability under its revolving line of credit and cash generated by its operations will be sufficient to fund its working capital needs, debt service and capital expenditures through at least December 31, 2001, provided that revenues continue to increase, which cannot be assured. Liquidity beyond December 31, 2001 will be dependent on increased revenues and additional financing from BACC, which would include the renewal of the revolving line of credit due December 31, 2001, or from another source on terms affordable to the Company. There can be no assurance that additional financing will be available at all or that if available, such financing would be obtainable on terms favorable to the Company. Failure to obtain additional financing could have a material adverse effect on the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001 FAS 141, "Business Combinations", was issued which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Any business combination transactions in the future would be accounted for under this new guidance.

         In July 2001 FAS 142, "Goodwill and Other Intangible Assets", was issued which requires that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002. The adoption of FAS 142 in 2002 will have the effect of reducing annual amortization expense by approximately $109,000, assuming there is no impairment of the Company's goodwill.

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


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of Mercury Waste Solutions, Inc. was held on May 24, 2001. There were 3,500,097 shares of Common Stock entitled to vote at the meeting and a total of 3,255,157 shares were represented at the meeting. The following matters were voted upon:

         1. Election of directors

         Nominated directors were elected as follows: Brad J. Buscher and Mark
G. Edlund each with 3,252,157 votes for, 0 votes against and 3,000 votes withheld and Alan R. Geiwitz, Joel H. Gottesman, Robert L. Etter, Frank F. Farrar and Peder A. Larson each with 3,253,157 votes for, 0 votes against and 2,000 votes withheld.

Item 6. Exhibits and Reports on Form 8-K

         (A)      Exhibits

         (B) Reports on Form 8-K - no reports on Form 8-K were filed during the quarter ended June 30, 2001.

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



Dated: August 14, 2001                 \s\ BRAD J. BUSCHER
                                       -------------------
                                       Brad J. Buscher
                                       Chairman of the Board and Chief Executive
                                       Officer




Dated: August 14, 2001                 \s\ TODD J. ANDERSON
                                       --------------------
                                       Todd J. Anderson
                                       Chief Financial Officer