Form 10QSB
period 2001-09-30
MERCURY WASTE SOLUTIONS INC
filed 2001-11-02
CIK 1028262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

( ) TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                 Yes _X_ No ___.

The number of shares outstanding of each of the Issuer's Common Stock, $.01 Par Value, as of September 30, 2001 was 3,500,097.

Transitional small business disclosure format:

                                 Yes ___ No _X_.

                          MERCURY WASTE SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX



                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         Consolidated Balance Sheets as of September 30, 2001 and
         December 31, 2000                                                    3
         Consolidated Statements of Operations for the three and nine
         months ended September 30, 2001 and 2000                             4
         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2001 and 2000                                          5
         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    11
         Signatures                                                          12

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                  2001             2000
                                                                              ------------     ------------
                      ASSETS                                                  (unaudited)
Current Assets
--------------
    Cash                                                                      $     14,573     $     36,472
    Accounts receivable, less allowance for doubtful accounts of $60,000
       at September 30, 2001 and $105,000 at December 31, 2000                   1,701,462        1,305,702
    Other current assets                                                           246,529          194,034
                                                                              ------------     ------------
       TOTAL CURRENT ASSETS                                                      1,962,564        1,536,208
                                                                              ------------     ------------
Property and Equipment, at cost
-------------------------------
    Leasehold improvements                                                         556,812          520,115
    Furniture, fixtures, and equipment                                             452,339          416,471
    Plant equipment                                                              2,247,430        2,210,025
    Construction in progress                                                       456,571                0
                                                                              ------------     ------------
       TOTAL PROPERTY AND EQUIPMENT                                              3,713,152        3,146,611
    Less accumulated depreciation                                                1,821,046        1,482,423
                                                                              ------------     ------------
       NET PROPERTY AND EQUIPMENT                                                1,892,106        1,664,188
                                                                              ------------     ------------
Other Assets
------------
    Cash restricted for closure                                                    103,640           99,109
    Intangible assets, net                                                       1,535,019        1,887,124
                                                                              ------------     ------------
       TOTAL OTHER ASSETS                                                        1,638,659        1,986,233
                                                                              ------------     ------------
          TOTAL ASSETS                                                        $  5,493,329     $  5,186,629
                                                                              ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
-------------------
    Revolving line of credit                                                  $          0     $    850,000
    Short term notes payable                                                        29,529           19,430
    Accounts payable                                                               393,411          378,133
    Accrued expenses                                                               435,030          528,278
    Deferred revenue                                                               726,046          331,014
                                                                              ------------     ------------
       TOTAL CURRENT LIABILITIES                                                 1,584,016        2,106,855
                                                                              ------------     ------------

Long-Term Liabilities
---------------------
    Revolving line of credit                                                       905,000                0
    Closure fund                                                                    45,000           45,000
                                                                              ------------     ------------
       TOTAL LONG-TERM LIABILITIES                                                 950,000           45,000
                                                                              ------------     ------------

Shareholders' Equity
--------------------
    Series A Convertible Preferred Stock, $0.01 par value, $600,000
       liquidation value, 600 shares issued and outstanding                              6                6
    Common stock, $0.01 par value; 3,500,097 shares issued and outstanding          35,001           35,001
    Additional paid-in capital                                                   5,597,043        5,547,043
    Accumulated deficit                                                         (2,672,737)      (2,547,276)
                                                                              ------------     ------------
          TOTAL SHAREHOLDERS' EQUITY                                             2,959,313        3,034,774
                                                                              ------------     ------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  5,493,329     $  5,186,629
                                                                              ============     ============

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                   SEPT. 30, 2001    SEPT. 30, 2000    SEPT. 30, 2001    SEPT. 30, 2000
                                                   --------------    --------------    --------------    --------------
Revenues                                             $  2,370,441      $  2,197,101      $  5,927,156      $  5,346,409
Cost of revenues                                        1,223,692         1,184,218         3,505,347         3,207,511
                                                     ------------      ------------      ------------      ------------
       Gross profit                                     1,146,749         1,012,883         2,421,809         2,138,898
                                                     ------------      ------------      ------------      ------------

Operating expenses
    Sales & marketing                                     311,905           256,816           972,132           639,631
    General & administrative                              431,617           469,617         1,344,025         1,313,517
    Loss on disposal of plant equipment                         0                 0            28,542                 0
                                                     ------------      ------------      ------------      ------------
                                                          743,522           726,433         2,344,699         1,953,148
                                                     ------------      ------------      ------------      ------------
       Operating income                                   403,227           286,450            77,110           185,750

Interest income                                               564               778             5,404             4,896
Interest expense                                          (30,981)         (106,205)         (103,975)         (305,565)
                                                     ------------      ------------      ------------      ------------
       Net income (loss) before income taxes              372,810           181,023           (21,461)         (114,919)
Income tax expense (benefit)                                    0                 0                 0                 0
                                                     ------------      ------------      ------------      ------------
       Net income (loss)                                  372,810           181,023           (21,461)         (114,919)

Cash dividends on preferred stock                         (18,000)           (9,600)          (54,000)           (9,600)
Deemed dividend resulting from amortization
        of beneficial conversion feature                        0           (50,000)          (50,000)          (50,000)
                                                     ------------      ------------      ------------      ------------
          Net income (loss) applicable to common
            shareholders                             $    354,810      $    121,423      $   (125,461)     $   (174,519)
                                                     ============      ============      ============      ============

    Income (loss) per share:
          Basic                                      $       0.10      $       0.03      $      (0.04)     $      (0.05)
          Diluted                                    $       0.09      $       0.03      $      (0.04)     $      (0.05)

    Weighted average number of common and
      common equivalent shares outstanding:
          Basic                                         3,500,097         3,490,314         3,500,097         3,483,503
          Diluted                                       4,196,097         3,541,068         3,500,097         3,483,503

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         FOR THE NINE MONTHS ENDED
                                                                                      SEPT 30, 2001    SEPT 30, 2000
                                                                                      -------------    -------------
Cash Flows From Operating Activities
------------------------------------
    Net loss                                                                           $    (21,461)    $   (114,919)
    Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation                                                                      362,177          373,373
          Amortization of intangible assets                                                 352,105          346,000
          Amortization of debt discount                                                           0           83,100
          Loss on disposal of plant equipment                                                28,542                0
          Non cash compensation                                                                   0            5,250
          Changes in assets and liabilities:
               Receivables                                                                 (395,760)        (727,493)
               Other current assets                                                         111,503           (4,685)
               Accounts payable                                                              15,278          233,082
               Accrued expenses                                                             (93,248)           9,577
               Deferred revenue                                                             395,032          138,408
                                                                                       ------------     ------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                 754,168          341,693
                                                                                       ------------     ------------

Cash Flows from Investing Activities
------------------------------------
    Purchase of property and equipment and other assets                                    (618,637)        (260,739)
    Increase in restricted cash                                                              (4,531)          (3,537)
                                                                                       ------------     ------------
                  NET CASH USED IN INVESTING ACTIVITIES                                    (623,168)        (264,276)
                                                                                       ------------     ------------

Cash Flows From Financing Activities
------------------------------------
    Payments on short and long-term debt                                                   (153,899)        (206,711)
    Net borrowings on the line of credit                                                     55,000          135,000
    Stock issuance costs                                                                          0           (9,144)
    Cash dividends paid on preferred stock                                                  (54,000)          (9,600)
                                                                                       ------------     ------------
                  NET CASH USED IN FINANCING ACTIVITIES                                    (152,899)         (90,455)
                                                                                       ------------     ------------
                     DECREASE IN CASH                                                       (21,899)         (13,038)
Cash
    Beginning                                                                                36,472           26,774
                                                                                       ------------     ------------
    Ending                                                                             $     14,573     $     13,736
                                                                                       ============     ============
Supplemental Disclosures of Cash Flow Information
    Cash payments for interest                                                         $    103,975     $    244,718
                                                                                       ============     ============

Supplemental Schedule of Noncash Investing and Financing Activities
    Insurance financed with notes payable                                              $    163,998     $     53,804
                                                                                       ============     ============
    Amortization of beneficial conversion feature                                      $     50,000     $     50,000
                                                                                       ============     ============
    Conversion of line of credit to Series A Preferred Stock                           $          0     $    600,000
                                                                                       ============     ============

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (unaudited)
                               September 30, 2001

Note 1. - Summary of Significant Accounting Policies

         BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001, or any other period. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-KSB.

         EARNINGS PER SHARE - Basic income (loss) per share of common stock is computed by dividing the net income (loss) applicable to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock. Options, warrants and common shares issuable from conversion of preferred stock totaling 543,940 and 1,239,940 for the three and nine months ended September 30, 2001 and 1,483,771 for the 2000 periods were excluded from the calculation of diluted per share results because their effect was antidilutive.

Note 2. - Revolving Line of Credit Extension

         In October 2001, Bankers American Capital Corporation, a related entity owned by the Company's major shareholder and CEO, extended the Company's $1,500,000 Revolving Loan Agreement to June 30, 2003. The Revolving Loan Agreement was originally scheduled to expire on December 31, 2001. All other terms of the Revolving Loan Agreement remained the same. As a result of this extension, the line of credit is reflected as a long-term liability in the accompanying balance sheet as of September 30, 2001.

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

         REVENUES. Total revenues were $2,370,441 and $5,927,156 for the three and nine months ended September 30, 2001 compared to $2,197,101 and $5,346,409 for the three and nine months ended September 30, 2000, an increase of 8% and 11%, respectively.

         Mercury retorting revenues were $1,500,993 and $3,320,144 for the three and nine months ended September 30, 2001 compared to $1,259,341 and $2,735,128 for the three and nine months ended September 30, 2000, an increase of 19% and 21%, respectively. The Company believes the increase in retort revenues in 2001 was due to an increase in recurring base business and to an increase in large retort projects. Retort revenues can vary significantly from period to period due to the extent or lack of one-time large retort projects, the nature and extent of which varies from year to year. For the three and nine months ended September 30, 2001, the Company had revenue from large retort projects of approximately $281,000 and $645,000, respectively as compared to $286,000 and $416,000 for the three and nine months ended September 30, 2000.

         Lamp recycling revenues were $869,448 and $2,607,012 for the three and nine months ended September 30, 2001 compared to $937,760 and $2,611,281 for the three and nine months ended September 30, 2000, a decrease of 7% and 0%, respectively. The Company believes the decreases in the 2001 periods are due to the continued transition of the Company's marketing focus to its LampTracker(TM) turnkey lamp recycling program. The Company is aggressively marketing its LampTracker program through a number of channels, including transitioning certain of its current customer base, securing new direct customers and establishing strategic relationships with certain large lighting distributors to sell the program to their customers. While the Company believes this marketing strategy will be successful, significant revenue growth has not yet been realized due to the long sales cycle, particularly with large direct generators, and the significant amount of deferred revenue the program generates. Under the LampTracker(TM) program, the Company charges an upfront fee that covers the cost of the container, transportation and recycling. A portion of this up front fee is deferred until all services are performed. Factoring out deferred revenue adjustments, gross lamp recycling billings for the three and nine months ended September 30, 2001 increased 1% and 9% over gross billings for the three and nine months ended September 30, 2000.

         In addition, with the significant increase in processing capacity coming online in the fourth quarter of this year (see "Liquidity and Capital Resources."), the Company plans to increase its sales and marketing efforts in its Midwest markets it currently serves.

         COST OF REVENUES. Cost of revenues consists primarily of direct labor costs to process the waste, transportation costs and direct facility overhead costs. Gross profit as a percent of revenue was 48% and 41% for the three and nine months ended September 30, 2001 compared to 46% and 40% for the three and nine months ended September 30, 2000.

         Mercury retorting gross profit percentages were 55% and 45% for the three and nine months ended September 30, 2001 compared to 44% and 36% for the three and nine months ended September 30, 2000. The Company believes the increase in the mercury retorting gross profit margin was due primarily to increased revenues, resulting in increased utilization of the fixed cost structure of the Union Grove Facility, offset in part by increased wages and insurance costs. Lamp recycling gross profit percentages were 37% and 36% for the three and nine months ended September 30, 2001 compared to 49% and 45% for the three and nine months ended September 30, 2000. The Company believes the decrease in gross profit margin in the 2001 periods was due to an increase in LampTracker(TM) sales through distributors which yield lower margins and due to increased wages, rent, insurance and other costs related to the expansion of the Roseville lamp recycling facility which commenced in the second quarter. The Company is expanding this facility to increase its lamp recycling capacity to support its current and anticipated future growth.

         SALES AND MARKETING. Sales and marketing expense was $311,905 and $972,132 for the three and nine months ended September 30, 2001 compared to $256,816 and $639,631 for the three and nine months ended September 30, 2000, an increase of 21% and 52%, respectively. The significant increases in 2001 were due primarily to sales and marketing efforts related to the LampTracker(TM) program, including increased sales and customer service personnel costs, travel costs, marketing materials and sales commissions.

         GENERAL AND ADMINISTRATIVE. General and administrative expense was $431,617 and $1,344,025 for the three and nine months ended September 30, 2001 compared to $469,617 and $1,313,517 for the three and nine months ended September 30, 2000, a decrease in the three month period of 8% and an increase in the nine month period of 2%. The increase in the nine month period is due primarily to increased salaries, travel and consulting fees. The decrease in the three month period is primarily due to approximately $50,000 in one-time costs incurred last year in connection with a failed tender offer for the Company offset in part by the increases in costs discussed above.

         INTEREST EXPENSE. Interest expense was $30,981 and $103,975 for the three and nine months ended September 30, 2001 compared to $106,205 and $305,565 for the three and nine months ended September 30, 2000, a decrease of 71% and 66%, respectively. The decreases in 2001 were due to lower interest rates and lower average borrowings caused primarily by a $600,000 conversion of debt to preferred stock in August 2000. See "Liquidity and Capital Resources." In addition, the 2000 periods had amortization of a debt discount related to the March 2000 refinancing of the line of credit of $36,900 and $83,100, respectively.

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

         PREFERRED STOCK DIVIDENDS. Preferred stock dividends for the three and nine months ended September 30, 2001 totaled $18,000 and $104,000 respectively, compared to $59,600 for the 2000 periods and consisted of the following: i) cash dividends paid on the Series A Preferred Stock that was issued in August 2000 and ii) a deemed dividend resulting from the amortization of the beneficial conversion feature related to the Series A Preferred Stock. See "Liquidity and Capital Resources."

         NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS. Resulting from the factors discussed above, the Company recorded net income (loss) applicable to common shareholders of $354,810 and ($125,461) for the three and nine months ended September 30, 2001 compared to net income (loss) of $121,423 and ($174,519) for the three and nine months ended September 30, 2000. Basic income
(loss) per share was $0.10 and ($0.04) for the three and nine months ended September 30, 2001 compared to $0.03 and ($0.05) for the three and nine months ended September 30, 2000. Diluted income (loss) per share was $0.09 and ($0.04) for the three and nine months ended September 30, 2001 compared to $0.03 and ($0.05) for the three and nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the nine months ended September 30, 2001 was $754,168, consisting primarily of the net loss of $21,461 offset by non-cash items including depreciation and amortization of $742,824 and a change in operating assets of $32,805.

         Cash flows used in investing activities were $623,168 for the nine months ended September 30, 2001, consisting primarily of capital expenditures for lamp recycling equipment and facility expansion at the Roseville Facility. Due to the growth in the lamp recycling business over the past year, the Company is in the process of expanding the Roseville Facility, which will include doubling of the leased space and constructing an additional lamp recycling machine. This project will be completed in the fourth quarter. In addition, the Company has completed an upgrade to the lamp recycling machine at the Union Grove Facility. This upgrade resulted in a second quarter write-off of replaced equipment totaling $28,542. Total capital expenditures for fiscal 2001 are estimated to be approximately $750,000.

         In January 2001, the Company entered into an agreement with U.S. Environmental, Inc. ("USE"), a related entity owned by the Company's President, to manage the design, manufacturing, testing and installation of the new lamp recycling equipment discussed above. The agreement requires total payments to USE of $138,000, of which $103,500 has been paid as of September 30, 2001.

         Cash flows used in financing activities were $152,899 for the nine months ended September 30, 2001, consisting of preferred stock dividend payments of $54,000 and payments on term debt of $153,899 offset by borrowings on the Company's line of credit of $55,000.

         The Company has a $1,500,000 revolving line of credit with Bankers American Capital Corporation (BACC), a related entity owned by the Company's major shareholder and CEO. The revolving line of credit requires monthly interest only payments at 6% over the prime rate, is secured by all Company assets and is subject to renewal on December 31, 2001. In October 2001, the revolving line of credit was extended to June 30, 2003 under similar terms. At September 30, 2001, line of credit borrowings totaled $905,000.

         In August 2000, BACC converted $600,000 of debt in exchange for $600,000 of Series A Convertible Preferred Stock ("Preferred Stock"). The Preferred Stock carries a 12% dividend rate payable in cash monthly and is convertible into common stock at a 25% discount to the 20-day average of the closing price prior to conversion with a conversion ceiling of $1.82 per share. The Company cannot issue more than 696,000 shares of common stock upon conversion of the Preferred Stock. In the event conversion of the Preferred Stock is limited because the maximum of 696,000 shares have been issued, the Company will convert the remaining Preferred Stock into Series B Preferred Stock under terms to be negotiated. Furthermore, all of the Preferred Stock must be converted into common stock within 36 months of issuance.

         Because the Preferred Stock can be converted to common stock at a 25 percent discount to average market value, a "beneficial conversion feature," which was valued at $200,000, was amortized over the period from the date of issuance to the date of earliest conversion, which was six months. Amortization related to this beneficial conversion feature totaled $0 and $50,000 for the three and nine months ended September 30, 2001 and $50,000 for both the three and nine months ended September 30, 2000.

         The Company anticipates that its availability under its revolving line of credit and cash generated by its operations will be sufficient to fund its working capital needs, debt service and capital expenditures through at least June 2003, provided that revenues continue to increase, which cannot be assured. Liquidity beyond June 2003 will be dependent on increased revenues and additional financing from BACC, or from another source on terms affordable to the Company. There can be no assurance that additional financing will be available at all or that if available, such financing would be obtainable on terms favorable to the Company. Failure to obtain additional financing could have a material adverse effect on the Company.

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

         In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

         In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending December 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

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

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (A)      Exhibits

                  10.13 Sixth Amendment to Loan Agreement dated May 8, 1998 between Bankers American Capital Corporation and Mercury Waste Solutions, Inc.

                  10.14 $1,500,000 Revolving Credit Promissory Note dated October 1, 2001 between Bankers American Capital Corporation and Mercury Waste Solutions, Inc.

         (B) Reports on Form 8-K - no reports on Form 8-K were filed during the quarter ended September 30, 2001.

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



Dated: November 2, 2001                \s\ BRAD J. BUSCHER
                                       -----------------------------------------
                                       Brad J. Buscher
                                       Chairman of the Board and Chief Executive
                                       Officer




Dated: November 2, 2001                \s\ TODD J. ANDERSON
                                       -----------------------------------------
                                       Todd J. Anderson
                                       Chief Financial Officer