Form 10KSB
period 2001-12-31
MERCURY WASTE SOLUTIONS INC
filed 2002-03-28
CIK 1028262

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)
    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year: $7,979,163

The aggregate market value of voting stock held by nonaffiliates of the Registrant's Common Stock, as of March 4, 2002 was approximately $688,000. (based on the closing sale price of such stock as reported by the OTC Bulletin Board).

The number of shares outstanding of the Registrant's Common Stock as of March 4, 2002 was 3,500,097.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III as set forth therein.

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

         On January 4, 1996, the Company acquired substantially all of the assets of U.S. Environmental, Incorporated, a Minnesota-based mercury recycling company ("USE") founded in 1993 by Mark G. Edlund, the Company's President and Union Grove Facility general manager. USE co-developed the Model 2000 lamp recycler (the "Model 2000"), opened a mercury lamp recycling facility in Roseville, Minnesota (the "Roseville Facility") to showcase the Model 2000 and co-developed the mercury retorting equipment installed at the Union Grove Facility. Since the acquisition of USE, the Company improved the Model 2000, developed a new continuous flow oven and stationary ovens utilized at the Union Grove Facility, acquired the interests of the co-developer of the equipment located at the Union Grove Facility and significantly expanded the processing and storage capacity at the Union Grove Facility.

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

         In May 1998, the Company completed the acquisition of certain assets and liabilities relating to the mercury remediation, recycling and refining business of Mercury Refining Company, Inc., ("MERECO"). MERECO, located in Albany, New York, had been one of the nation's leading mercury recovery companies for over 40 years. The acquired assets included an 888 drum permitted storage facility, MERECO's existing customer list and certain processing technology and equipment. This acquisition significantly increased the Company's storage capacity and expanded the Company's customer base.

         During the period from 1998 to 2000, the Company significantly increased its retorting and storage capacity with the expansion of the Union Grove Facility. In 2001, the Company significantly increased its lamp recycling capacity by upgrading its lamp recycling machine at the Union Grove Facility and expanding the Roseville Facility, which included doubling of the leased space and construction of a new lamp recycling machine.

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

          REGULATORY FRAMEWORK. The disposal of mercury-containing products/wastes is strictly regulated under the Resource Conservation and Recovery Act ("RCRA"), as amended, which is discussed in more detail in the "Regulation" section. RCRA regulates the generation, treatment, storage, handling, transportation and disposal of hazardous wastes. Nearly all mercury-containing products/wastes are classified as hazardous because they are specifically listed as a hazardous waste or exhibit certain hazardous characteristics. State and local laws also regulate mercury-containing products/wastes in a similar manner, with some state and local laws being more stringent than RCRA regulations.

         RECENT LEGISLATIVE DEVELOPMENTS. After over five years since the initial proposal, the EPA finalized a rule addressing the management of spent mercury-containing lamps. The new rule, which became effective in January 2000, added fluorescent and other-mercury-containing lamps to the federal list of universal wastes regulated under RCRA. The universal waste regulations allow a few high volume post consumer hazardous wastes, such as batteries and now mercury-containing lamps, to be managed under streamlined collection and handling rules.

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

SERVICES AND PRODUCTS

         The Company is in the business of providing mercury waste recycling solutions to mercury waste generators of all sizes. The Company's recycling service operations consist of the following:

         MERCURY RETORTING. In 2001, approximately 56% of the Company's revenues consisted of fees for retorting mercury waste to environmentally safe levels. Retorting is the process by which mercury is separated from the contaminated waste through the process of distilling. The Company has developed proprietary processes that recover up to approximately 99.99% of available mercury from the processed waste. The residual mercury levels in the processed waste satisfy current federal and state environmental standards for mercury waste and require no further treatment or handling as hazardous waste.

         The Company's mercury retorting facility in Union Grove, Wisconsin utilizes two primary processes to retort mercury waste. The Company utilizes a high capacity "continuous flow" oven that is designed to retort calcium phosphate powder and other granular material such as soil and other items up to 3 inches in diameter. The Company also utilizes four high capacity electrically powered stationary ovens. Each stationary oven can retort up to 30 drums at a time. While the Company's continuous flow oven works well with granular compounds, the stationary oven is able to process larger mercury-containing items such as switches, batteries, thermostats, and filters.

The electrically powered ovens heat the mercury bearing waste to a temperature sufficient to release the mercury from the waste material and vaporize it. Negative airflow pulls the vapors through a series of condensers where vaporized mercury is returned to liquid form. The airflow proceeds through carbon filters and a wet scrubber to remove any other potential impurities resulting from the heating process. Mercury recovered in the retorting process is refined and sold to laboratories, instrument manufacturers, dental supply companies and precious metals brokers. The resale of recycled mercury represents less than 1% of the Company's total revenues.

         The Company significantly increased its retorting capacity with the expansion of the Union Grove Facility over the past three years. With what the Company believes is industry leading processing capacity, the Company has the ability to process large remediation projects in a timely manner.

         LAMP RECYCLING. In 2001, approximately 44% of the Company's revenues consisted of lamp recycling services. The Company operates two lamp recycling facilities, one in Roseville, Minnesota and one in Union Grove, Wisconsin. Fluorescent lamps are transported to the Company's facilities using a combination of Company-owned trucks, independent carriers that pick up fluorescent lamps directly from the Company's customers and shipment via common carrier utilizing the Company's LampTracker(TM) Program. Fluorescent lamps received at the Company's Indianapolis and Atlanta facilities are then consolidated for shipment to either the Roseville or Union Grove Facilities on a weekly basis. Fluorescent lamps received at the Roseville and Union Grove Facilities are then staged for processing.

         Fluorescent lamps are manually placed onto a conveyor belt that feeds the lamps into an enclosed machine. The lamp recycling machines operate under negative airflow to limit the escape of mercury vapors. The lamp recycling machines break the lamps and separate the debris into three principal components: the broken glass, the aluminum endcaps and the mercury-laced calcium phosphate powder. Before the glass or aluminum endcaps remaining after processing can leave the facility they must be independently tested for mercury content and pass state regulatory standards. The mercury-laced calcium phosphate powder is retorted at the Union Grove Facility. Any mercury that evaporates within the machine during lamp processing is captured in hepa and carbon filters. These filters are also retorted at the Union Grove Facility.

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

         The Company offers its lamp and ballast recycling services on either a cost per unit basis or through its turnkey recycling container programs. During 2000, the Company launched a new lamp recycling program called LampTracker(TM). LampTracker(TM) is a turnkey recycling service for lamps, ballasts and batteries that includes a recycling container shipped to the customers' door by common carrier, return freight via UPS, and recycling of the materials. The Company believes LampTracker(TM) provides the following benefits for its customers:

         *  A consistent, nation-wide lamp management and compliance program;
         *  Web-based ordering;
         *  The option of automatic reordering;
         * Web-based documentation that includes recycling certificates and transaction records by location; and,
         * Elimination of soft costs and handling risks related to sorting, counting, storage, documentation, scheduling and loading of lamps.

         Under the LampTracker(TM) program, the Company charges an up front fee that covers the cost of the container, transportation and recycling.

         WASTE STORAGE FACILITIES. Storage capability, and in particular, hazardous waste storage, is critical to the successful operation of recycling facilities. Without storage, the Company would have to treat its customer's waste immediately when received and would require the difficult task of scheduling incoming shipments on a just-in-time basis. Lack of storage can also be a governor on future revenue growth. As the Company has experienced, obtaining permitted storage is a time-consuming, political and expensive process. A major focus of the Company's has been the securing of the necessary storage to serve as the foundation for future growth.

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

         The mercury recycling industry is highly competitive. A summary of the Company's competition is as follows:

      >> SUPERIOR SPECIAL SERVICES: Superior Special Services is primarily a lamp recycling company, but also has retorting capability. In the last 3 years, Superior has acquired lamp recycling companies with annualized revenue in excess of $20 million. With these acquisitions, Superior is the largest competitor in the industry with locations in Wisconsin, Minnesota, Ohio, Massachusetts, Florida and Arizona.
      >> ADVANCED ENVIRONMENTAL RECYCLING/MERCURY TECHNOLOGIES: AERC/MTI is a lamp recycling and mercury retorting company with locations in Pennsylvania, New Jersey, Florida and California
      >> BETHLEHEM APPARATUS: Bethlehem Apparatus is the oldest mercury recycler in the industry. Bethlehem is primarily a mercury retorting company and has one location in Pennsylvania.
      >> HAZARDOUS WASTE LANDFILLS AND INCINERATORS: A major indirect competitor to all mercury retorting companies are hazardous waste landfills and incinerators controlled by large hazardous waste management companies. Specifically, there are two landfills, located in Canada, which received the bulk of mercury waste that is not treated by retorting. The Company is optimistic that the amount of mercury waste sent to these landfills will decrease in the future due to environmental problems and regulatory constraints these landfills have had with mercury.
      >> REGIONALIZED LAMP RECYCLERS: There are approximately a dozen regional lamp recycling entities throughout the country that tend to service a 2-3 state area.

         With revenues of approximately $7.98 million in 2001, the Company believes it is the second or third largest company in the industry. The Company believes its competitive advantages include its industry leading retorting capacity supported by significant storage capability and its innovative lamp recycling services, including the LampTracker(TM) program.

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

         The Company promotes its services and products through a direct sales force. The sales force consists of specialized technical sales managers in the areas of mercury retorting services and lamp recycling services. A customer who recycles lamps may become a customer for mercury retorting of other wastes. Due to the ongoing generation of waste material by Company customers, the sales and marketing efforts benefit substantially from the ability to utilize a building block approach. For its LampTracker(TM) program, the Company has also developed distributor relationships with key lighting distributors.

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

         The primary cost of complying with the above laws and regulations is the establishment of assurance funds which are available to cover processing and closure costs related to the Company's facilities. In certain jurisdictions, the Company has funded these obligations with cash held in restricted accounts and in other jurisdictions this obligation has been funded with insurance. At December 31, 2001, the Company had approximately $106,000 deposited in closure trust funds. In addition, the Company had ongoing regulatory permit related costs that totaled approximately $53,000 in 2001.

INTELLECTUAL PROPERTY

         The Company's patent application for its lamp processing technology was approved in January 2000 by the United States Patent and Trademark Office. The Company has no patents on its retorting technology. There is significant risk that third parties will independently develop similar technology. The Company has applied to the United States Patent and Trademark Office for protection of certain aspects of its technology relating to its retorting equipment and certain elements of its LampTracker(TM) program, however, no assurance can be given that patent protection will be obtained. There is also no assurance that any of the Company's intellectual property rights will be enforceable, even if patented or registered, against any prior users of similar intellectual property or that the Company will be successful in defending itself against a third party claiming that the Company's technologies violates an existing patent. Any such claim, with or without merit, could also be time consuming and costly to defend.

EMPLOYEES

         As of March 4, 2002 the Company employed 56 persons, two of which are part-time. No employee is covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes that its relationship with its employees is good.

BUSINESS AND INDUSTRY RISKS

         THE FOLLOWING INCLUDES SOME, BUT NOT ALL, OF THE RISKS AND CONSIDERATIONS INVOLVED WITH THE COMPANY AND ITS BUSINESS. WHERE A RISK OR CONSIDERATION IS INDICATED, A MORE DETAILED DESCRIPTION MAY HAVE BEEN INCLUDED PREVIOUSLY IN THIS BUSINESS SECTION.

         GOVERNMENT REGULATION. The Company is subject to extensive and evolving environmental laws and regulations that govern the Company's operations. These laws and regulations affect the Company's business in many ways and will continue to impose substantial costs on the Company.

         In order to develop and operate treatment and storage facilities, it is necessary for the Company to obtain and maintain in effect one or more licenses or permits as well as zoning, environmental and/or other land use approvals. These licenses or permits and approvals are often difficult and time consuming to obtain and are frequently subject to opposition by various elected officials and citizen groups. Facility operating permits may be subject to modification or revocation. Permits must be renewed periodically. There can be no assurance that the Company will be successful in obtaining and maintaining the permits and approvals required for the successful operation and growth of its business. The failure by the Company to obtain or maintain in effect a permit or approval significant to its business would have a material adverse effect on the Company's operations and financial condition.

         POTENTIAL ENVIRONMENTAL LIABILITY. The Company, as a transporter, recycler and operator of treatment and storage facilities of hazardous waste is subject to liability for any contamination for which it is deemed responsible pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("Superfund" or "CERCLA"). The statute provides for the remediation of contaminated facilities and imposes costs on the responsible parties. The expense of conducting a cleanup and the damages can be very significant. If the Company were to be found to be a responsible party for a CERCLA cleanup, the enforcing authority could hold the Company completely responsible for all investigative and remedial costs even if others may also be liable.

         While the Company maintains insurance, such insurance is subject to various deductible and coverage limits as well as certain coverage exclusions. There can be no assurance that such insurance will continue to be available to the Company on commercially reasonable terms, that the possible types of liabilities that may be incurred will be covered, that the Company's insurance carriers will be able to meet their obligations or that the dollar amount of such liabilities will not exceed policy limits. An uninsured claim, if successful and of significant magnitude, could have a material adverse effect on the Company's business, results of operations and financial condition.

         HANDLING AND TREATMENT OF HAZARDOUS WASTE. The Company handles and treats hazardous waste that is inherently dangerous to life and property in many ways. While the Company strives to handle and treat such materials with care and in accordance with accepted and safe methods, the possibility of accidents, leaks, spills and acts of God always exist. Examples of how people and property may be exposed to such materials could include truck accidents, damaged or leaking containers, improper storage, vandalism, improper labeling of waste material by customers or malfunctioning treatment equipment. Human beings, animals or property might be injured, sickened or damaged by exposure to mercury-bearing waste. This in turn could result in lawsuits in which the Company could be found liable for such injuries.

         While the Company carries insurance intended to cover such contingencies, particular instances, claims, damages or events may occur that are not insured against or are inadequately insured against. An uninsured or underinsured loss could be substantial and could have a material adverse effect on the Company's business, results of operations and financial condition.

         CUSTOMER BASE CONSOLIDATION. Large hazardous waste management companies are a major source of the Company's retorting revenues. The hazardous waste management industry is currently experiencing significant consolidation, due in part to financial difficulties of some of the larger companies in the industry. While the Company's facilities have been approved by most hazardous waste management companies, continued consolidation may require the Company to establish or re-establish relationships and seek facility approvals with the acquiring entities. Failure to maintain relationships amidst this industry consolidation could have a negative impact on future revenues.

         LAMPTRACKER(TM) PROGRAM RISKS. The Company's LampTracker(TM) turnkey recycling program is dependent on single source vendors for fulfillment, manufacturing of the recycling containers and most importantly, for common carrier transportation. While the Company believes these relationships will continue, it is also evaluating alternative sources. If the Company were forced to find another vendor, particularly for common carrier transportation, there can be no assurance that the Company could find a cost-effective alternative. Failure to secure alternative vendors would significantly reduce the future viability of the LampTracker(TM) program.

         COMPETITION. The mercury recycling industry is extremely competitive with respect to price, service, and location. New or existing competitors that add capacity can affect the price charged for remediation services and the volume of services performed. Mercury retort competitors have been in the market for many years and some have established excellent reputations. The Company may not be able to establish relationships with customers of these competitors. In addition, a competitor may be able to quickly increase its market share by buying existing companies or processes, by reducing prices or by utilizing other marketing methods. See "Business - Competition."

         STOCK LIQUIDITY ISSUES. Since shares of the Company's Common Stock were delisted from the NASDAQ Small Cap Market in March 2001, the Company's shares of Common Stock have traded on the Over-the-Counter market ("OTC"). Shares traded on the OTC generally attract little institutional investor interest and may be relatively thinly traded. Accordingly, relatively larger purchase or sale orders for the Company's Common Stock could materially impact the Company's stock price.

         DILUTION BY PREFERRED STOCK ISSUANCES. In August 2000, in an effort to maintain the Company's listing on NASDAQ, Bankers American Capital Corporation ("BACC"), a corporation wholly owned by Mr. Brad Buscher, the Company's Chairman and Chief Executive Officer, converted $600,000 of Company debt in exchange for $600,000 of Series A Convertible Preferred Stock ("Preferred Stock"). The Preferred Stock is convertible, up to a maximum of 696,000 shares, into common stock at a 25% discount to the 20-day average of the closing price prior to conversion. Conversion into Common Stock as of March 4, 2002 would result in the issuance of 696,000 additional shares of Common Stock, approximately 17% of the then outstanding shares. The conversion of the Preferred Stock would result in increased dilution to the Company's existing shareholders and substantially increase the amount of shares beneficially owned by Mr. Buscher.

         Furthermore, assuming the above conversion, the Company would then have to issue approximately $260,000 principal amount of Series B Preferred Stock on terms to be negotiated between the Company and BACC. The issuance and ultimate conversion of the Series B Preferred Stock would result in further dilution to the Company's existing shareholders and would further increase the beneficial ownership of Mr. Buscher.


ITEM 2. PROPERTIES

         The Company's corporate headquarters are located in Mankato, Minnesota. The Company leases approximately 1,600 square feet of office space pursuant to a lease expiring in January, 2003. The Company leases its 12,000 square foot Roseville facility pursuant to a lease expiring in March 2006. The Company leases its 28,000 square foot Union Grove Facility pursuant to a lease expiring in May 2007, with four renewal options for five years each. The Company leases its 5,000 square foot Kenosha storage facility pursuant to a month to month lease. The 10,000 square foot Indianapolis facility is rented pursuant to a lease expiring in December 2004. The Company leases its 8,000 square foot Atlanta storage facility pursuant to a lease expiring in February 2005. The Company leases its 2,600 square foot Albany storage facility pursuant to a lease which expires in May 2003, with two renewal options totaling seven years.

ITEM 3. LEGAL PROCEEDINGS

         None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock had been traded on the NASDAQ Small Cap Market since March 5, 1997, the closing date of its initial public offering. On March 27, 2001, the Company's Common Stock was de-listed from the NASDAQ Small Cap Market and effective on March 28, 2001, has been traded on the OTC Bulletin Board. The following table sets forth the range of high and low closing sales prices for the Company's Common Stock for the periods indicated below:


      -------------------------------------------------------------------
                                Fiscal 2001             Fiscal 2000

      -------------------------------------------------------------------
                              High       Low           High       Low
                              ----       ---           ----       ---
       First Quarter         $1.00      $0.19         $1.88      $0.78
       Second Quarter        $0.93      $0.37         $1.50      $0.81
       Third Quarter         $0.93      $0.38         $1.91      $0.80
       Fourth Quarter        $0.51      $0.28         $1.31      $0.53
      -------------------------------------------------------------------

         As of March 4, 2002, there were approximately 325 record holders of the Company's Common Stock. The Company has not paid dividends on its Common Stock, and the Board of Directors presently intends to retain all earnings, if any, for use in the Company's business for the foreseeable future.


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

         REVENUES. Total revenues were $7,979,163 for the year ended December 31, 2001 compared to $7,316,358 for the year ended December 31, 2000, an increase of 9%.

         Mercury retorting revenues were $4,460,833 for the year ended December 31, 2001 compared to $3,795,550 for the year ended December 31, 2000, an increase of 18%. The Company believes the increase in retort revenues in 2001 was due primarily to an increase in base business. During 2001, the Company continued to add customers and gain market share by promoting and leveraging its industry leading processing capacity. In addition, retort revenues can vary significantly from period to period due to the extent or lack of one-time large retort projects, the nature and extent of which varies from year to year. For the year ended December 31, 2001, the Company had revenue from large retort projects of approximately $690,000 compared to $650,000 for the year ended December 31, 2000.

         Lamp recycling revenues were $3,518,330 for the year ended December 31, 2001 compared to $3,520,808 for the year ended December 31, 2000. The Company believes the lack of growth in 2001 is due to the continued transition of the Company's marketing focus to its LampTracker(TM) turnkey lamp recycling program. The Company is aggressively marketing its LampTracker(TM) program through a number of channels, including transitioning certain of its current customer base, securing new direct customers and establishing strategic relationships with certain large lighting distributors to sell the program to their customers. While the Company believes this marketing strategy will be successful, significant revenue growth has not yet been realized due to the long sales cycle, particularly with large direct generators, and the significant amount of deferred revenue the program generates. Under the LampTracker(TM) program, the Company charges an upfront fee that covers the cost of the container, transportation and recycling. A portion of this up front fee is deferred until all services are performed. Factoring out deferred revenue adjustments, gross lamp recycling billings for the year ended December 31, 2001 increased 8% over the year ended December 31, 2000.

         COST OF REVENUES. Cost of revenues consists primarily of direct labor costs to process the waste, transportation costs and direct facility overhead costs. Gross profit as a percent of revenue was 40% for both the 2001 and 2000 periods.

         Mercury retorting gross profit percentages were 44% and 36% for the years ended December 31, 2001 and 2000, respectively. The Company believes the increase in the mercury retorting gross profit margin was due primarily to increased revenues, resulting in increased utilization of the fixed cost structure of the Union Grove Facility, offset in part by increased wages and insurance costs. Lamp recycling gross profit percentages were 35% and 44% for the years ended December 31, 2001 and 2000, respectively. The Company believes the decrease in gross profit margin in the 2001 period was due to an increase in LampTracker(TM) sales through distributors which yield lower margins and due to increased wages, rent, insurance and other costs related to the expansion of the Roseville lamp recycling facility which was completed in the fourth quarter. The Company expanded this facility to increase its lamp recycling capacity to support its anticipated future growth.

         SALES AND MARKETING. Sales and marketing expense was $1,318,137 for the year ended December 31, 2001 compared to $953,093 for the year ended December 31, 2000, an increase of 38%. The significant increase in 2001 was due primarily to sales and marketing efforts related to the LampTracker(TM) program, including increased sales and customer service personnel costs, travel costs, and marketing materials.

         GENERAL AND ADMINISTRATIVE. General and administrative expense was $1,756,047 for the year ended December 31, 2001 compared to $1,742,940 for the year ended December 31, 2000, an increase of 1%. The increase in 2001 is due primarily to increased salaries, travel and consulting fees, offset by approximately $50,000 in one-time costs incurred in 2000 in connection with a failed tender offer for the Company.

         INTEREST EXPENSE. Interest expense was $123,924 for the year ended December 31, 2001 compared to $391,435 for the year ended December 31, 2000, a decrease of 68%. The decrease in 2001 was due to lower interest rates and lower average borrowings caused primarily by a $600,000 conversion of debt to preferred stock in August 2000. See "Liquidity and Capital Resources." In addition, the 2000 period had amortization of a debt discount related to the March 2000 refinancing of the line of credit of $120,000.

         INCOME TAXES. There was no income tax expense (benefit) recorded in 2001 or in 2000. At December 31, 2001, the Company recorded a valuation allowance of approximately $969,000 to fully reserve its net deferred tax assets due to the uncertainty of their realization. The realization of these deferred tax assets is dependent upon generating sufficient taxable income during the period that deductible temporary differences and net operating loss carryforwards are expected to be available to reduce taxable income. At December 31, 2001, the Company had net operating loss carryforwards of approximately $1,600,000, of which $390,000 expire in 2012 and $1,210,000 expire in 2019.

         PREFERRED STOCK DIVIDENDS. Preferred stock dividends for the year ended December 31, 2001 totaled $122,000 compared to $177,600 for the 2000 period and consisted of the following: i) cash dividends paid on the Series A Preferred Stock that was issued in August 2000 and ii) a deemed dividend resulting from the amortization of the beneficial conversion feature related to the Series A Preferred Stock. See "Liquidity and Capital Resources."

         NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. Resulting from the factors discussed above, the Company recorded a net loss applicable to common shareholders of $143,251 and $343,774 for the years ended December 31, 2001 and 2000, respectively. Basic and diluted loss per share was $0.04 and $0.10 for the years ended December 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the year ended December 31, 2001 was $1,497,811, consisting of the net loss of $21,251 offset by non-cash items including depreciation and amortization of $956,150 and a positive net change in operating assets and liabilities of $562,912 caused primarily by in increase in deferred revenue of $505,041. The deferred revenue increase was due to an increase in up-front payments related to the LampTracker(TM) program.

         Cash flows used in investing activities were $882,275 for the year ended December 31, 2001, consisting primarily of capital expenditures for lamp recycling equipment and facility expansion at the Roseville Facility. Due to the anticipated growth in the lamp recycling business, the Company expanded the Roseville Facility, which included doubling of the leased space and construction of a new lamp recycling machine. In addition, the Company upgraded its lamp recycling machine at the Union Grove Facility.

         In January 2001, the Company entered into an agreement with U.S. Environmental, Inc. ("USE"), a related entity owned by the Company's President, to manage the design, manufacturing, testing and installation of the new lamp recycling equipment discussed above. The agreement required total payments to USE of $138,000, of which all has been paid as of December 31, 2001.

         Cash flows used in financing activities were $605,428 for the year ended December 31, 2001, consisting of payments of $350,000 on the Company's line of credit, payments on term debt of $183,428 and payments for preferred dividends of $72,000.

         The Company has a $1,500,000 revolving line of credit with Bankers American Capital Corporation (BACC), a related entity owned by the Company's major shareholder and CEO. The revolving line of credit requires monthly interest only payments at 6% over the prime rate, is secured by all Company assets and expires on June 30, 2003. At December 31, 2001, line of credit borrowings totaled $500,000.

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

         Because the Preferred Stock can be converted to common stock at a 25 percent discount to average market value, a "beneficial conversion feature," which was valued at $200,000, was amortized over the period from the date of issuance to the date of earliest conversion, which was six months. Amortization related to this beneficial conversion feature totaled $50,000 and $150,000 for the years ended December 31, 2001 and 2000.

         A summary of the Company's five year contractual cash obligations at December 31, 2001, are as follows:

                                                  PAYMENTS DUE BY PERIOD

CONTRACTUAL OBLIGATIONS     TOTAL         2002        2003        2004        2005        2006
-------------------------------------------------------------------------------------------------
Operating Leases          $1,161,000    $384,000    $251,000    $197,000    $191,000    $138,000
Mgmt. Consulting
Agreements                   360,000     240,000    $120,000          --          --          --
                        -------------------------------------------------------------------------
         Total            $1,521,000    $624,000    $371,000    $197,000    $191,000    $138,000
                        =========================================================================

         The chart above does not include the Company's commitment to repay its revolving credit facility, which will mature on June 30, 2003, at which time all outstanding revolving credit loans must be repaid.

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

ACCOUNTING POLICIES

         The Company's significant accounting policies are summarized in the footnotes to the financial statements. Some of the most important policies are discussed below.

         The Company recognizes revenue upon receipt and acceptance of waste materials at its facilities. For prepaid recycling programs, an upfront fee is charged to cover the cost of the container, transportation and recycling. A portion of this up front fee is deferred until all services are performed.

         As a matter of policy, the Company reviews its major assets for impairment. The Company's major operating assets are accounts receivable, property and equipment, and intangible assets. The Company has not experienced significant bad debt expense and believes the reserve for doubtful accounts of $50,000 should be adequate for any exposure to loss on accounts receivable as of December 31, 2001. The Company depreciates its property and equipment as well as intangible assets over their estimated useful lives and has not identified any items that are impaired.

         The Company also has net deferred income tax assets of $969,000, which are principally related to net operating loss carryforwards and have been fully reserved due to uncertainty of realization.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001 FAS 141, "Business Combinations", was issued which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Any business combination transactions in the future would be accounted for under this new guidance.

         In July 2001 FAS 142, "Goodwill and Other Intangible Assets", was issued which requires that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002. The adoption of FAS 142 in 2002 will have the effect of reducing annual amortization expense by approximately $109,000.

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

FORWARD LOOKING STATEMENTS

         Statements contained in this report regarding the Company's future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of the Company to implement its marketing strategies and increase revenues, to maintain continued market acceptance of the LampTracker(TM) program, to maintain liquidity on the OTC Bulletin Board, to secure new customers and maintain existing customers, to manage its growth and cash flow, to operate its Union Grove Facility without interruption and other Risk Factors included in this filing. See "Business - Business and Industry Risks."

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The information required by this item concerning the Company's directors and executive officers is incorporated by reference from the Company's Proxy Statement to be filed no later than 120 days following the close of the fiscal year ended December 31, 2001.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed for the year ended December 31, 2001.

(c)      Exhibits

     EXHIBIT NO.                            DESCRIPTION
     -----------                            -----------
         2 Asset Purchase Agreement by and between Mercury Waste Solutions, Inc. and U.S. Environmental, Incorporated dated January 4, 1996. (1)
         2.1 Asset Purchase Agreement dated March 11, 1998 by and between MWS New York, Inc. and Mercury Refining Company, Inc. (3)
         3.1      Articles of Incorporation (1)
         3.2      By-laws (1)
         3.3 Certificate of Designation of Series A Convertible Preferred Stock (5)
         10.1 Amended and Restated Distribution Rights Bill of Sale Agreement by and between the Company and USE dated November 30, 1996. (1)
         10.2 Mercury Waste Solutions, Inc. Stock Option Plan dated September 17, 1996. (1)
         10.3 Lease dated July 15, 1997 by and between Durand Properties and Mercury Waste Solutions, Inc. for premises located at 21211 Durand Ave., Union Grove, Wisconsin 53182. (2)
         10.4 Lease dated May 11, 1998 between Mercury Refining Company, Inc. and 26 Railroad Ave., Inc. and MWS New York, Inc. (a wholly-owned subsidiary of Mercury Waste Solutions, Inc.) for premises located at 26 Railroad Avenue, Albany, New York, 12205. (4)
         10.5 Loan Agreement dated May 8, 1998 by and between Bankers American Capital Corporation and Mercury Waste Solutions, Inc.
                  (4)
         10.6 Warrant Agreement dated May 8, 1998 between Bankers American Capital Corporation and Mercury Waste Solutions, Inc. (4)
         10.7 Warrant Agreement dated August 14, 2000 between Bankers American Capital Corporation and Mercury Waste Solutions, Inc.
                  (5)
         10.8 Fifth Amendment to Loan Agreement dated May 8, 1998 between Bankers American Capital Corporation and Mercury Waste Solutions, Inc. (6)
         10.9 Consulting Agreement dated January 1, 2001 between Mercury Waste Solutions, Inc. and Bankers American Capital Corp. (7)
         10.10 Consulting Agreement dated January 1, 2001 between Mercury Waste Solutions, Inc. and Mark Edlund (7)
         10.11 Equipment Manufacturing Agreement dated January 1, 2001 between Mercury Waste Solutions, Inc. and U.S. Environmental, Inc. (7)
         10.12 Sixth Amendment to Loan Agreement dated May 8, 1998 between Bankers American Capital Corporation and Mercury Waste Solutions, Inc. (8)
         10.13 $1,500,000 Revolving Credit Promissory Note dated October 1, 2001 between Bankers American Capital Corporation and Mercury Waste Solutions, Inc. (8)

         10.14 Consulting Agreement dated January 1, 2002 between Mercury Waste Solutions, Inc. and Bankers American Capital Corp.
         10.15 Consulting Agreement dated January 1, 2002 between Mercury Waste Solutions, Inc. and U.S. Environmental, Inc.
         23.1     Consent of McGladrey & Pullen, LLP

----------------------
         (1) Filed as an exhibit to Registration Statement on Form SB-2, as amended (SEC file no. 333-17399) filed on February 25, 1997 and incorporated herein by reference.
         (2) Filed as an exhibit to Form 10-QSB for the third quarter of fiscal 1997, filed on November 14, 1997, and incorporated herein by reference.
         (3) Filed as an exhibit to Form 10-QSB for the first quarter of fiscal 1998, filed on May 15, 1998, and incorporated herein by reference.
         (4) Filed as an exhibit to Form 8-K filed on May 22, 1998, and incorporated herein by reference.
         (5) Filed as an exhibit to Form 10-QSB for the third quarter of fiscal 2000, filed on November 13, 2000, and incorporated herein by reference.
         (6) Filed as an exhibit to Form 10-KSB for the year ended December 31, 2000, filed on March 29, 2001, and incorporated herein by reference.
         (7) Filed as an exhibit to Form 10-QSB for the first quarter of fiscal 2001, filed on May 14, 2001, and incorporated herein by reference.
         (8) Filed as an exhibit to Form 10-QSB for the third quarter of fiscal 2001, filed on November 2, 2001, and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MERCURY WASTE SOLUTIONS, INC.

                                        by: /s/ BRAD J. BUSCHER
                                            ------------------------------
                                            Brad J. Buscher
                                            Chairman of the Board of Directors
                                             and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 2002.


NAME                                       TITLE
----                                       -----


    /s/ BRAD J. BUSCHER                    Chairman of the Board of Directors
-----------------------------------        and Chief Executive Officer
     Brad J. Buscher


    /s/ TODD J. ANDERSON                   Chief Financial Officer and Treasurer
-----------------------------------
     Todd J. Anderson


    /s/ MARK G. EDLUND                     President and Director
-----------------------------------
     Mark G. Edlund


    /s/ ALAN R. GEIWITZ                    Director
-----------------------------------
     Alan R. Geiwitz


    /s/ JOEL H. GOTTESMAN                  Director
-----------------------------------
     Joel H. Gottesman


    /s/ ROBERT L. ETTER                    Director
-----------------------------------
     Robert L. Etter


    /s/ FRANK L. FARRAR                    Director
-----------------------------------
     Frank L. Farrar


    /s/ PEDER A. LARSON                    Director
-----------------------------------
     Peder A. Larson

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

   Notes to consolidated financial statements                        F-8 - F-15

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Mercury Waste Solutions, Inc. and Subsidiaries
Mankato, Minnesota

We have audited the accompanying consolidated balance sheets of Mercury Waste Solutions, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Waste Solutions, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                         McGladrey & Pullen, LLP

Minneapolis, Minnesota
February 8, 2002

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

ASSETS (NOTE 3)                                                         2001            2000
-------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                        $     46,580     $     36,472
  Accounts receivable, less allowance for doubtful accounts
    of $50,000 in 2001 and $105,000 in 2000                           1,366,851        1,305,702
  Other current assets                                                  164,027          194,034
                                                                 --------------------------------
         TOTAL CURRENT ASSETS                                         1,577,458        1,536,208
                                                                 --------------------------------



Property and Equipment, at cost
  Leasehold improvements                                                719,670          520,115
  Furniture, fixtures, and equipment                                    457,820          416,471
  Plant equipment                                                     2,681,535        2,210,025
  Construction in progress                                               54,521               --
                                                                 --------------------------------
                                                                      3,913,545        3,146,611

  Less accumulated depreciation                                       1,897,851        1,482,423
                                                                 --------------------------------
                                                                      2,015,694        1,664,188
                                                                 --------------------------------


Other Assets
  Cash restricted for closure (Note 5)                                  105,904           99,109
  Intangible assets, net (Note 2)                                     1,417,886        1,887,124
                                                                 --------------------------------
                                                                      1,523,790        1,986,233
                                                                 --------------------------------
         TOTAL ASSETS                                              $  5,116,943     $  5,186,629
                                                                 ================================

See Notes to Consolidated Financial Statements.

LIABILITIES AND SHAREHOLDERS' EQUITY                                      2001              2000
-----------------------------------------------------------------------------------------------------
Current Liabilities
  Revolving line of credit (Note 3)                                   $         --      $    850,000
  Current portion of long-term debt                                             --            19,430
  Accounts payable                                                         435,162           378,133
  Accrued expenses (Note 5)                                                359,203           528,278
  Deferred revenue                                                         836,055           331,014
                                                                    ---------------------------------
         TOTAL CURRENT LIABILITIES                                       1,630,420         2,106,855
                                                                    ---------------------------------

Long-Term Liabilities
  Revolving line of credit (Note 3)                                        500,000                --
  Closure funds (Note 5)                                                    45,000            45,000
                                                                    ---------------------------------
                                                                           545,000            45,000
                                                                    ---------------------------------

Commitments and Contingencies (Note 5)


Shareholders' Equity (Notes 6 and 7)
  Series A convertible Preferred Stock, $0.01 par value; $600,000
    liquidation value; 600 shares issued and outstanding                         6                 6
  Common stock, $0.01 par value; authorized 10,000,000 shares;
    issued and outstanding 3,500,097 shares                                 35,001            35,001
  Additional paid-in capital                                             5,597,043         5,547,043
  Accumulated deficit                                                   (2,690,527)       (2,547,276)
                                                                    ---------------------------------
                                                                         2,941,523         3,034,774
                                                                    ---------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $  5,116,943      $  5,186,629
                                                                    =================================

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                   2001             2000
---------------------------------------------------------------------------------------------
Revenues (Note 8)                                             $  7,979,163      $  7,316,358
Cost of revenues                                                 4,773,215         4,400,256
                                                            ---------------------------------
         GROSS PROFIT                                            3,205,948         2,916,102
                                                            ---------------------------------

Operating expenses:
  Sales and marketing                                            1,318,137           953,093
  General and administrative                                     1,756,047         1,742,940
  Loss on disposal of property and equipment                        37,062                --
                                                            ---------------------------------
                                                                 3,111,246         2,696,033
                                                            ---------------------------------

         OPERATING INCOME                                           94,702           220,069

Interest income                                                      7,972             5,192
Interest expense (Note 3)                                         (123,924)         (391,435)
                                                            ---------------------------------
         NET LOSS                                                  (21,251)         (166,174)

Cash dividends on preferred stock (Note 6)                          72,000            27,600
Deemed dividend resulting from amortization of beneficial
  conversion feature (Note 6)                                       50,000           150,000
                                                            ---------------------------------
         NET LOSS APPLICABLE TO COMMON SHAREHOLDERS           $   (143,251)     $   (343,774)
                                                            =================================

Basic and diluted loss per common share                       $      (0.04)     $      (0.10)
                                                            =================================

Weighted-average number of common and common equivalent
  shares outstanding:
  Basic and diluted                                              3,500,097         3,487,651
                                                            =================================

See Notes to Consolidated Financial Statements.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                        Common Stock               Preferred Stock       Additional                       Total
                                  ------------------------    ------------------------     Paid-In      Accumulated   Shareholders'
                                    Shares        Amount        Shares        Amount       Capital        Deficit         Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999         3,480,097   $    34,801            --   $        --   $ 4,799,394    $(2,203,502)   $ 2,630,693
  Exercise of warrants                20,000           200            --            --          (180)            --             20
  Issuance of Preferred Stock
    and warrant, net of issuance
    costs of $9,165 (Note 6)              --            --           600             6       590,829             --        590,835
  Dividends paid on preferred
    stock (Note 6)                        --            --            --            --            --        (27,600)       (27,600)
  Amortization of beneficial
    conversion feature (Note 6)           --            --            --            --       150,000       (150,000)            --
  Compensation expense on stock
    option grants (Note 7)                --            --            --            --         7,000             --          7,000
  Net loss                                --            --            --            --            --       (166,174)      (166,174)
                                  -------------------------------------------------------------------------------------------------
Balance, December 31, 2000         3,500,097        35,001           600             6     5,547,043     (2,547,276)     3,034,774
  Dividends paid on preferred
    stock (Note 6)                        --            --            --            --            --        (72,000)       (72,000)
  Amortization of beneficial
    conversion feature (Note 6)           --            --            --            --        50,000        (50,000)            --
  Net loss                                --            --            --            --            --        (21,251)       (21,251)
                                  -------------------------------------------------------------------------------------------------
Balance, December 31, 2001         3,500,097   $    35,001           600   $         6   $ 5,597,043    $(2,690,527)   $ 2,941,523
                                  =================================================================================================

See Notes to Consolidated Financial Statements.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                              2001             2000
--------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss                                                               $    (21,251)     $   (166,174)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation                                                              486,912           495,078
    Amortization                                                              469,238           463,367
    Noncash compensation                                                           --             7,000
    Loss on disposal of property and equipment                                 37,062                --
    Changes in assets and liabilities:
      Accounts receivable                                                     (61,149)         (117,781)
      Other current assets                                                    194,004            30,510
      Accounts payable                                                         57,029            25,572
      Accrued expenses                                                       (169,075)           81,865
      Deferred revenue                                                        505,041           203,715
                                                                       ---------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                          1,497,811         1,023,152
                                                                       ---------------------------------

Cash Flows From Investing Activities
  Purchases of property and equipment and intangibles                        (875,480)         (304,618)
  Increase in restricted cash                                                  (6,795)           (4,593)
                                                                       ---------------------------------
         NET CASH USED IN INVESTING ACTIVITIES                               (882,275)         (309,211)
                                                                       ---------------------------------

Cash Flows From Financing Activities
  Decrease in line-of-credit borrowings                                      (350,000)         (150,000)
  Payments on short and long-term debt                                       (183,428)         (517,498)
  Preferred stock dividends and issuance costs and warrant exercise           (72,000)          (36,745)
                                                                       ---------------------------------
         NET CASH USED IN FINANCING ACTIVITIES                               (605,428)         (704,243)
                                                                       ---------------------------------

         INCREASE IN CASH AND CASH EQUIVALENTS                                 10,108             9,698

Cash and Cash Equivalents
  Beginning                                                                    36,472            26,774
                                                                       ---------------------------------
  Ending                                                                 $     46,580      $     36,472
                                                                       =================================

Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                                             $    123,925      $    413,687
                                                                       =================================

Supplemental Schedules of Noncash Investing and Financial Activities
  Debt converted to preferred stock                                      $         --      $    600,000
  Closure fund liability capitalized in property and equipment                     --            14,700
  Insurance financed with notes payable                                       163,998            59,350
                                                                       =================================

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

A summary of the Company's significant accounting policies follows:

ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

REVENUE RECOGNITION: The Company recognizes revenue for retorting and recycling services upon receipt and acceptance of the waste materials at its facilities. Concurrently, the estimated recycling and disposal costs for the waste materials are accrued. For certain of its prepaid recycling programs, amounts billed prior to services being performed are recorded as deferred revenue. Shipping and handling charges billed to customers are included in revenues, and shipping and handling costs incurred by the Company are included in cost of revenues.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions are eliminated from the consolidated financial statements.

RECENT PRONOUNCEMENTS NOT YET ADOPTED: In July 2001 FAS 141, "Business Combinations", was issued which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Any business combination transactions in the future would be accounted for under this new guidance.

In July 2001 FAS 142, "Goodwill and Other Intangible Assets", was issued which requires that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002. The adoption of FAS 142 in 2002 will have the effect of reducing annual amortization expense by approximately $109,000.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

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

ACCOUNTING FOR LONG-LIVED ASSETS: The Company reviews its property, equipment, and intangible assets periodically to determine potential impairment. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the assets. To date, management has determined that no impairment of property, equipment, and intangible assets exists.

LOSS PER SHARE: Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing the loss or increasing the income per common share.

Options, warrants, and common shares issuable from conversion of preferred stock totaling 1,089,000 and 1,483,771 for the years ended December 31, 2001 and 2000, respectively, were excluded from the calculation of diluted per share results because their effect was antidilutive. Therefore, basic and diluted loss per share amounts are the same for 2001 and 2000.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES: Deferred taxes are provided for on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

RESTRICTED CASH: Due to the short-term nature of the restricted cash, the carrying amount approximates fair value.

SHORT- AND LONG-TERM DEBT: The fair value of the short- and long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The carrying value of the short- and long-term debt approximates its fair value.


NOTE 2.  INTANGIBLES

Intangible assets consist of the following:

                                                            December 31
                                                 -------------------------------
                                                        2001            2000
--------------------------------------------------------------------------------
Goodwill                                           $  1,087,447    $  1,087,447
Customer lists                                          807,260         807,260
Acquired equipment and facility rights                  650,000         650,000
Permits                                                 739,348         739,348
Other intangibles                                       190,000         190,000
                                                 -------------------------------
                                                      3,474,055       3,474,055

Less accumulated amortization                         2,056,169       1,586,931
                                                 -------------------------------
                                                   $  1,417,886    $  1,887,124
                                                 ===============================


NOTE 3.  REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit with Bankers American Capital Corporation (BACC), a related entity owned by the Company's largest shareholder and CEO. The revolving line of credit requires monthly interest-only payments at 6 percent over the prime rate, is secured by all Company assets, and matures on June 30, 2003. The line of credit provides for certain restrictive covenants, certain of which were waived subsequent to year-end. Interest expense to related parties totaled $116,583 and $375,063 for the years ended December 31, 2001 and 2000, respectively.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  INCOME TAXES

The components of deferred tax assets are as follows:

                                                           December 31
                                                --------------------------------
                                                       2001             2000
--------------------------------------------------------------------------------
Depreciation and amortization                     $    298,000     $    175,000
Deferred revenue                                        20,000           34,000
Allowance for doubtful accounts                         16,000           42,000
Net operating loss                                     635,000          721,000
Less valuation allowance                              (969,000)        (972,000)
                                                --------------------------------
Net deferred tax assets                           $         --     $         --
                                                ================================

No provision for income taxes has been recorded for the years ended December 31, 2001 and 2000, due to losses incurred. A valuation allowance has been established to offset all deferred tax assets, since it is uncertain whether the Company will realize any future benefit from its loss carryforwards and other deferred tax assets.

Federal income taxes are different from those which would be computed applying the statutory federal rates to income before income taxes. The following is a summary of the major items affecting federal and state income taxes:


                                                           December 31
                                                --------------------------------
                                                      2001             2000
--------------------------------------------------------------------------------
Federal tax benefit at statutory rates            $     (7,000)    $    (58,000)
State taxes, net of federal effect                          --           (8,000)
Nondeductible expenses                                  10,000            2,000
Change in valuation allowance                           (3,000)          64,000
                                                --------------------------------
                                                  $         --     $         --
                                                ================================

The deferred tax assets include a valuation allowance of $969,000 to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. At December 31, 2001, the Company has net operating losses of approximately $1,600,000 available to offset future taxable income, of which $390,000 expires in 2012 and $1,210,000 expires in 2019.


NOTE 5.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES: The Company leases its facilities and certain equipment under noncancelable operating leases with unrelated third parties, expiring at various times through May 2007. In addition, the Company leases office space from a related party substantially owned by the Company's major shareholder and CEO. The lease calls for monthly rent of $1,500 and expires in January 2003. Management believes rental payments under this lease approximate amounts that would be payable to unrelated third parties for a similar facility. Certain facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities, and insurance.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Approximate future minimum rental commitments, excluding common area costs, under these noncancelable operating leases are:

Years ending December 31:
  2002                                                              $   384,000
  2003                                                                  251,000
  2004                                                                  197,000
  2005                                                                  191,000
  2006                                                                  138,000
  Thereafter                                                             51,000
                                                                  --------------
                                                                    $ 1,212,000
                                                                  ==============

Rental expense, including common area costs and short-term equipment rentals, was approximately $599,000 and $587,000 for the years ended December 31, 2001 and 2000, respectively.

CONSULTING AGREEMENT: The Company has a consulting agreement effective through January 2003 with BACC. Consulting expense for the years ended December 31, 2001 and 2000, totaled $120,000 and $60,000, respectively.

CLOSURE FUNDS: State environmental laws require that the Company provide assurance funds that would be available to cover processing and closure costs related to its facilities. In certain jurisdictions, the Company has funded this obligation with cash held in restricted accounts, and in other jurisdictions this obligation has been funded with insurance. As of December 31, 2001, the Company had deposited $105,904 in restricted cash accounts. The Company also has recorded a related liability of $45,000 representing an estimate to close its current facilities, should closure ever be required.


NOTE 6.  SHAREHOLDERS' EQUITY

PREFERRED STOCK: In August 2000, BACC converted $600,000 of the revolving credit line into $600,000 of Series A Convertible Preferred Stock (Preferred Stock) at $1,000 per share. The Preferred Stock carries a 12 percent dividend rate payable in cash monthly and is convertible into common stock six months following issuance at a 25 percent discount from the 20-day average closing price per common share prior to conversion, with a conversion ceiling of $1.82 per share. The Company cannot issue more than 696,000 shares of common stock upon conversion of the Preferred Stock. In the event full conversion of the Preferred Stock is limited to the 696,000 shares, the Company will convert the remaining Preferred Stock investment into Series B Preferred Stock under terms to be negotiated. Furthermore, all of the Preferred Stock must be converted within 36 months of issuance.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.  SHAREHOLDERS' EQUITY (CONTINUED)

Because the Preferred Stock can be converted to common stock at a 25 percent discount to average market value, a "beneficial conversion feature," which was valued at $200,000 upon issuance, is being amortized over the period from the date of issuance to the date of earliest conversion, which is six months. Amortization related to this beneficial conversion feature totaled $50,000 and $150,000 for the years ended December 31, 2001 and 2000, respectively. As consideration for the debt conversion, BACC was granted a warrant for the purchase of 70,000 shares of common stock of the Company at an exercise price of $1.44 per share, the market price of the Company's common stock on the date of the warrant's issuance. The value ascribed to the warrant was $60,000, which is included in additional paid-in capital resulting from issuance of Preferred Stock and warrant as reflected on the shareholders' equity statement. The warrant carries a five-year term and is exercisable six months after issuance.

WARRANTS: The Company has issued warrants in conjunction with various debt and equity transactions. A summary of warrant activity for the years ended December 31, 2001 and 2000, is as follows:

                                                        2001                        2000
                                            ---------------------------   --------------------------
                                                            Weighted-                    Weighted-
                                                             Average                      Average
                                               Shares    Exercise Price     Shares    Exercise Price
----------------------------------------------------------------------------------------------------
Outstanding at beginning of period             490,771     $     4.02       440,771     $     4.24
  Granted                                           --             --        70,000           1.44
  Exercised (at less than $0.01 per share)          --             --       (20,000)            --
  Forfeited                                   (200,771)          4.55            --             --
                                            --------------------------------------------------------
Outstanding at end of period                   290,000     $     3.64       490,771     $     4.02
                                            ========================================================

Weighted-average fair value of warrants
  granted during the year                                  $       --                   $     0.86


NOTE 7.  STOCK OPTION PLAN

The Company adopted the Mercury Waste Solutions, Inc. Stock Option Plan (the
Plan) which permits the granting of "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options, which do not meet the requirements of Section 422. A total of 371,000 shares of the Company's common stock have been reserved for issuance pursuant to options granted or shares awarded under the Plan. Grants under the Plan are accounted for following APB Opinion No. 25 and related interpretations. Compensation cost of $7,000 was charged to income for stock option grants during the year ended December 31, 2000. Had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair value of awards (the method described in FASB Statement No. 123), reported net loss and basic and diluted loss per common share applicable to common shareholders on a pro forma basis would have been as shown below:

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.  STOCK OPTION PLAN (CONTINUED)

                                                                                      2001                2000
------------------------------------------------------------------------------------------------------------------
Net loss applicable to common shareholders:
  As reported                                                                    $   (143,251)       $   (343,774)
  Pro forma                                                                          (148,680)           (397,034)
Basic and diluted loss per share:
  As reported                                                                           (0.04)              (0.10)
  Pro forma                                                                             (0.04)              (0.11)

The fair value of each option granted in 2001 and 2000 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield                                                                    --                  --
Expected stock price volatility                                                           129%                 94%
Risk-free interest rate                                                                     5%                  5%
Expected life of options (years)                                                            3                   3

A summary of the status of the Plan at December 31, 2001 and 2000, and changes during the years then ended is as follows:

                                                            2001                                 2000
                                             ----------------------------------     ------------------------------
                                                                    Weighted-                          Weighted-
                                                                     Average                            Average
                                                  Shares         Exercise Price        Shares       Exercise Price
------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                  297,000         $      2.64          297,000       $      2.64
  Granted                                          25,000                0.30               --                --
  Forfeited                                      (219,000)               3.19               --                --
                                             ---------------------------------------------------------------------
Outstanding at end of year                        103,000         $      0.89          297,000       $      2.64
                                             =====================================================================

The weighted-average fair value of options granted during 2001 was $0.23.

The following table summarizes information about stock options outstanding at December 31, 2001:

                                      Options Outstanding                             Options Exercisable
                   -------------------------------------------------------   -------------------------------------
                         Number        Weighted-Average                            Number
                     Outstanding at        Remaining          Weighted-        Exercisable at       Weighted-
    Range of          December 31,     Contractual Life        Average          December 31,         Average
Exercise Prices           2001              (Years)        Exercise Price           2001          Exercise Price
------------------------------------------------------------------------------------------------------------------
$0.30 - $0.50                89,000                5.66     $        0.44              64,000      $        0.50
$3.00 - $3.88                 9,000                6.72              3.49               5,400               3.49
$4.00 - $5.00                 5,000                5.90              4.25               4,000               4.25
                   -----------------------------------------------------------------------------------------------
                            103,000                5.76     $        0.89              73,400      $        0.92
                   ===============================================================================================

There were 180,200 options exercisable at December 31, 2000, with a weighted-average exercise price of $2.65.

MERCURY WASTE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8.  SOURCES OF REVENUE

The Company's revenues were derived from the following sources:

                                                       Years ended December 31
                                                     ---------------------------
                                                          2001           2000
--------------------------------------------------------------------------------
Mercury waste retorting                                       56%            52%
Lamp recycling                                                44%            48%
                                                     ---------------------------
                                                             100%           100%
                                                     ===========================


NOTE 9.  INCENTIVE SAVINGS PLAN

The Company adopted an incentive savings plan that covers all eligible employees. Employees are permitted to make voluntary contributions up to 20 percent of their annual aggregate compensation. The plan also provides for a Company-sponsored match to be determined each year. There was no match in 2001 and 2000. The Company has the option of making discretionary contributions. For an employee to be eligible for matching and discretionary contributions, she/he must complete one year of service. There were no discretionary contributions made in 2001 or 2000.