Form 10QSB
period 2002-03-31
MERCURY WASTE SOLUTIONS INC
filed 2002-05-15
CIK 1028262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

( ) TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO __________

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

                              Yes __X__  No _____.

The number of shares outstanding of each of the Issuer's Common Stock, $.01 Par Value, as of March 31, 2002 was 3,500,097.

Transitional small business disclosure format:

                              Yes _____  No __X__.

                          MERCURY WASTE SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:
           Consolidated Balance Sheets as of March 31, 2002 and
           December 31, 2001                                                  3
           Consolidated Statements of Operations for the three months
           ended March 31, 2002 and 2001                                      4
           Consolidated Statements of Cash Flows for the three months
           ended March 31, 2002 and 2001                                      5
           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          7

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  10
           Signatures                                                        11

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,      DECEMBER 31,
                                                                                  2002             2001
                                                                              ------------     ------------
                                ASSETS                                         (unaudited)
Current Assets
--------------
    Cash                                                                      $     21,903     $     46,580
    Accounts receivable, less allowance for doubtful accounts of $50,000
     at March 31, 2002 and December 31, 2001                                     1,494,071        1,366,851
    Other current assets                                                           337,143          164,027
                                                                              ------------     ------------
     TOTAL CURRENT ASSETS                                                        1,853,117        1,577,458
                                                                              ------------     ------------
Property and Equipment, at cost
-------------------------------
    Leasehold improvements                                                         731,673          719,670
    Furniture, fixtures, and equipment                                             479,823          457,820
    Plant equipment                                                              2,699,170        2,681,535
    Construction in progress                                                       100,411           54,521
                                                                              ------------     ------------
     TOTAL PROPERTY AND EQUIPMENT                                                4,011,077        3,913,546
    Less accumulated depreciation                                                2,041,463        1,897,851
                                                                              ------------     ------------
     NET PROPERTY AND EQUIPMENT                                                  1,969,614        2,015,695
                                                                              ------------     ------------
Other Assets
------------
    Cash restricted for closure                                                    106,159          105,904
    Intangible assets, net                                                       1,328,066        1,417,886
                                                                              ------------     ------------
     TOTAL OTHER ASSETS                                                          1,434,225        1,523,790
                                                                              ------------     ------------
       TOTAL ASSETS                                                           $  5,256,956     $  5,116,943
                                                                              ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
-------------------
    Short term notes payable                                                  $    154,165     $          0
    Accounts payable                                                               369,536          435,162
    Accrued expenses                                                               437,594          359,203
    Deferred revenue                                                               991,903          836,055
                                                                              ------------     ------------
     TOTAL CURRENT LIABILITIES                                                   1,953,198        1,630,420
                                                                              ------------     ------------

Long-Term Liabilities
---------------------
    Revolving line of credit                                                       555,000          500,000
    Closure fund                                                                    45,000           45,000
                                                                              ------------     ------------
     TOTAL LONG-TERM LIABILITIES                                                   600,000          545,000
                                                                              ------------     ------------

Shareholders' Equity
--------------------
    Series A Convertible Preferred Stock, $0.01 par value, $600,000
     liquidation value, 600 shares issued and outstanding                                6                6
    Common stock, $0.01 par value; 3,500,097 shares issued and outstanding          35,001           35,001
    Additional paid-in capital                                                   5,597,043        5,597,043
    Accumulated deficit                                                         (2,928,292)      (2,690,527)
                                                                              ------------     ------------
       TOTAL SHAREHOLDERS' EQUITY                                                2,703,758        2,941,523
                                                                              ------------     ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  5,256,956     $  5,116,943
                                                                              ============     ============

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED
                                                         MARCH 31, 2002      MARCH 31, 2001
                                                         --------------      --------------
Revenues                                                   $  1,922,728        $  1,730,586
Cost of revenues                                              1,352,143           1,094,986
                                                           ------------        ------------
     Gross profit                                               570,585             635,600
                                                           ------------        ------------

Operating expenses
    Sales & marketing                                           323,965             329,244
    General & administrative                                    450,543             488,206
                                                           ------------        ------------
                                                                774,508             817,450
                                                           ------------        ------------
     Operating loss                                            (203,923)           (181,850)

Interest income                                                     555               4,119
Interest expense                                                (16,397)            (36,494)
                                                           ------------        ------------
     Net loss before income taxes                              (219,765)           (214,225)
Income tax expense (benefit)                                          0                   0
                                                           ------------        ------------
     Net loss                                                  (219,765)           (214,225)

Cash dividends on preferred stock                               (18,000)            (18,000)
Deemed dividend resulting from amortization
      of beneficial conversion feature                                0             (50,000)
                                                           ------------        ------------
       Net loss applicable to common
         shareholders                                      ($   237,765)       ($   282,225)
                                                           ============        ============


    Basic and diluted loss  per share                      ($      0.07)       ($      0.08)

    Basic and diluted weighted average number of
     common and common equivalent shares outstanding          3,500,097           3,500,097

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31, 2002      MARCH 31, 2001
                                                                                        --------------      --------------
Cash Flows From Operating Activities
------------------------------------
    Net loss                                                                              ($   219,765)       ($   214,225)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation                                                                            143,901             123,336
       Amortization of intangible assets                                                        89,820             117,368
       Changes in assets and liabilities:
           Receivables                                                                        (127,220)           (160,893)
           Other current assets                                                                 14,666             (25,168)
           Accounts payable                                                                    (65,626)            163,920
           Accrued expenses                                                                     78,391              41,335
           Deferred revenue                                                                    155,848             158,865
                                                                                          ------------        ------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                           70,015             204,538
                                                                                          ------------        ------------

Cash Flows from Investing Activities
------------------------------------
    Purchase of property and equipment and other assets                                        (97,820)           (189,039)
    Increase in restricted cash                                                                   (255)             (3,546)
                                                                                          ------------        ------------
            NET CASH USED IN INVESTING ACTIVITIES                                              (98,075)           (192,585)
                                                                                          ------------        ------------

Cash Flows From Financing Activities
------------------------------------
    Payments on short -term debt                                                               (33,617)            (50,425)
    Net borrowings (payments) on the line of credit                                             55,000              20,000
    Cash dividends paid on preferred stock                                                     (18,000)            (18,000)
                                                                                          ------------        ------------
            NET CASH  PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 3,383             (48,425)
                                                                                          ------------        ------------
              DECREASE IN CASH                                                                 (24,677)            (36,472)
Cash
    Beginning                                                                                   46,580              36,472
                                                                                          ------------        ------------
    Ending                                                                                $     21,903        $          0
                                                                                          ============        ============
Supplemental Disclosures of Cash Flow Information
    Cash payments for interest                                                            $     16,397        $     36,494
                                                                                          ============        ============

Supplemental Schedule of Noncash Investing and Financing Activities
    Insurance financed with notes payable                                                 $    187,782        $    163,998
                                                                                          ============        ============
    Amortization of beneficial conversion feature                                         $          0        $     50,000
                                                                                          ============        ============

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (unaudited)
                                 March 31, 2002

Note 1. - Summary of Significant Accounting Policies

         BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002, or any other period. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 2001 contained in the Company's Annual Report on Form 10-KSB.

         EARNINGS PER SHARE - Basic income (loss) per share of common stock is computed by dividing the net income (loss) applicable to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock. Options, warrants and common shares issuable from conversion of preferred stock totaling 1,089,000 and 1,448,771 for the three months ended March 31, 2002 and 2001, respectively, were excluded from the calculation of diluted per share results because their effect was antidilutive.

Note 2. - Adoption of Accounting Pronouncement

         On January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill be reviewed for impairment rather than amortized. The adoption of FAS 142 resulted in no impairment of the Company's intangible assets and will have the effect of reducing annual amortization expense in fiscal 2002 by approximately $109,000.

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

         REVENUES. Total revenues were $1,922,728 for the three months ended March 31, 2002 compared to $1,730,586 for the three months ended March 31, 2001, an increase of 11%.

         Mercury retorting revenues were $921,158 for the three months ended March 31, 2002 compared to $894,340 for the three months ended March 31, 2001, an increase of 3%. The Company believes the increase in retort revenues in 2002 was due primarily to an increase in base business, which was partially offset by the lack of project work. The Company has continued to add customers and believes it has gained market share by promoting and leveraging its industry leading processing capacity. In addition, retort revenues can vary significantly from period to period due to the extent or lack of one-time large retort projects, the nature and extent of which varies from year to year. For the three months ended March 31, 2002, the Company had no revenue from large retort projects compared to $198,000 for the three months ended March 31, 2001.

         Lamp recycling revenues were $1,001,570 for the three months ended March 31, 2002 compared to $836,246 for the three months ended March 31, 2001, an increase of 20%. The Company believes the increase in 2002 is due to the continued growth of the Company's LampTracker(TM) turnkey lamp recycling program. Since its rollout in fiscal 2000, the Company has aggressively marketed its LampTracker(TM) program through a number of channels, including transitioning certain of its current customer base, securing new direct customers and establishing strategic relationships with certain large lighting distributors to sell the program to their customers. The Company believes it is now realizing the growth from these significant marketing investments.

         Under the LampTracker(TM) program, the Company charges an upfront fee that covers the cost of the container, transportation and recycling. A portion of this up front fee is deferred until all services are performed. Factoring out deferred revenue adjustments, gross lamp recycling billings for the three months ended March 31, 2002 increased 16% over the three months ended March 31, 2001.

         COST OF REVENUES. Cost of revenues consists primarily of direct labor costs to process the waste, transportation costs and direct facility overhead costs. Gross profit as a percent of revenue was 30% for the three months ended March 31, 2002 compared to 37% for the three months ended March 31, 2001.

         Mercury retorting gross profit percentages were 29% and 33% for the three months ended March 31, 2002 and 2001, respectively. The Company believes the decrease in the mercury retorting gross profit margin was due primarily to increases in wages, transportation costs and insurance. Lamp recycling gross profit percentages were 31% and 40% for the three months ended March 31, 2002 and 2001, respectively. The Company believes the decrease in gross profit margin in the 2002 period was due to an increase in LampTracker(TM) sales through distributors which yield lower margins and due to increased wages, rent, insurance and other costs related to the expansion of the Roseville lamp recycling facility which was completed in the fourth quarter of 2001. The Company expanded this facility to increase its lamp recycling capacity to support its anticipated future growth.

         SALES AND MARKETING. Sales and marketing expense was $323,965 for the three months ended March 31, 2002 compared to $329,244 for the three months ended March 31, 2001, a decrease of 2%. The Company believes the small decrease in 2002 is due to a decrease in travel costs offset in part by increased salaries, marketing material costs and consulting.

         GENERAL AND ADMINISTRATIVE. General and administrative expense was $450,543 for the three months ended March 31, 2002 compared to $488,206 for the three months ended March 31, 2001, a decrease of 8%. The Company believes the decrease in 2002 is due primarily to decreased personnel costs and goodwill amortization due to the implementation of FAS 142 (see "Recently Issued Accounting Pronouncements"), offset by increased consulting.

         INTEREST EXPENSE. Interest expense was $16,397 for the three months ended March 31, 2002 compared to $36,494 for the three months ended March 31, 2001, a decrease of 55%. The decrease in 2002 was due to lower interest rates and lower average borrowings.

         INCOME TAXES. There was no income tax expense (benefit) recorded in 2002 or in 2001. At December 31, 2001, the Company had a valuation allowance of approximately $969,000 to fully reserve its net deferred tax assets due to the uncertainty of their realization. The realization of these deferred tax assets is dependent upon generating sufficient taxable income during the period that deductible temporary differences and net operating loss carryforwards are expected to be available to reduce taxable income. At December 31, 2001, the Company had net operating loss carryforwards of approximately $1,600,000, of which $390,000 expire in 2012 and $1,210,000 expire in 2019.

         PREFERRED STOCK DIVIDENDS. Preferred stock dividends for the three months ended March 31, 2002 totaled $18,000 compared to $68,000 for the 2001 period and consisted of the following: i) cash dividends paid on Series A Preferred Stock and ii) a deemed dividend in 2001 resulting from the amortization of the beneficial conversion feature related to the Series A Preferred Stock. See "Liquidity and Capital Resources."

         NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. Resulting from the factors discussed above, the Company recorded a net loss applicable to common shareholders of $237,765 and $282,225 for the three months ended March 31, 2002 and 2001, respectively. Basic and diluted loss per share was $0.07 and $0.08 for the three months ended March 31, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the three months ended March 31, 2002 was $70,015 consisting of the net loss of $219,765 offset by non-cash items including depreciation and amortization of $233,721 and a positive net change in operating assets and liabilities of $56,059 caused primarily by an increase in deferred revenue of $155,848. The deferred revenue increase was due to up-front payments related to the LampTracker(TM) program.

         Cash flows used in investing activities were $98,075 for the three months ended March 31, 2002, consisting primarily of capital expenditures for the Union Grove Facility.

         Cash flows provided by financing activities were $3,383 for the three months ended March 31, 2002, consisting of borrowings of $55,000 on the Company's line of credit, offset by payments on short-term debt of $33,617 and payments for preferred dividends of $18,000.

         The Company has a $1,500,000 revolving line of credit with Bankers American Capital Corporation (BACC), a related entity owned by the Company's major shareholder and CEO. The revolving line of credit requires monthly interest only payments at 6% over the prime rate, is secured by all Company assets and expires on June 30, 2003. At March 31, 2002, line of credit borrowings totaled $555,000.

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

         Because the Preferred Stock can be converted to common stock at a 25 percent discount to average market value, a "beneficial conversion feature," which was valued at $200,000, was amortized over the period from the date of issuance to the date of earliest conversion, which was six months. Amortization related to this beneficial conversion feature totaled $0 and $50,000 for the three months ended March 31, 2002 and 2001, respectively.

         A summary of the Company's future contractual cash obligations at March 31, 2002, are as follows:

                               Payments due for the Fiscal Periods Ended December 31, 2002 - 2006
   Contractual                          2002
   Obligations           Total      (nine months)         2003          2004         2005         2006
---------------------------------------------------------------------------------------------------------
Operating Leases       $1,211,000        $320,000       $306,000      $247,000     $200,000     $138,000
Short-term notes         $154,000        $154,000
Mgmt. Consulting
Agreements                300,000         180,000       $120,000            --           --           --
                     ------------------------------------------------------------------------------------
        Total          $1,665,000        $654,000       $426,000      $247,000     $200,000     $138,000
                     ====================================================================================

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

ACCOUNTING POLICIES

         The Company's significant accounting policies are summarized in the footnotes to the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Some of the most important policies are discussed below.

         The Company recognizes revenue upon receipt and acceptance of waste materials at its facilities. For prepaid recycling programs, an upfront fee is charged to cover the cost of the container, transportation and recycling. A portion of this up front fee is deferred until all services are performed.

         As a matter of policy, the Company reviews its major assets for impairment. The Company's major operating assets are accounts receivable, property and equipment, and intangible assets. The Company has not experienced significant bad debt expense and believes the reserve for doubtful accounts of $50,000 should be adequate for any exposure to loss on accounts receivable as of March 31, 2002. The Company depreciates its property and equipment as well as intangible assets over their estimated useful lives and has not identified any items that are impaired.

         The Company also has net deferred income tax assets of $969,000, which are principally related to net operating loss carryforwards, which have been fully reserved due to uncertainty of realization.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill be reviewed for impairment rather than amortized. The adoption of FAS 142 resulted in no impairment of the Company's intangible assets and will have the effect of reducing annual amortization expense in fiscal 2002 by approximately $109,000.

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

FORWARD LOOKING STATEMENTS

         Statements contained in this report regarding the Company's future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of the Company to implement its marketing strategies and increase revenues, to secure large retort projects, to maintain continued market acceptance and vendor relationships for the LampTracker(TM) program, to maintain liquidity on the OTC Bulletin Board, to secure new customers and maintain existing customers, to manage its growth and cash flow, to operate its Union Grove Facility without interruption and other Risk Factors included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (A)   Exhibits -- none

            (B) Reports on Form 8-K - no reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Mercury Waste Solutions, Inc.
                                       ----------------------------
                                       (registrant)



Dated: May 15, 2002                    \s\ BRAD J. BUSCHER
                                       -------------------
                                       Brad J. Buscher
                                       Chairman of the Board and Chief Executive
                                       Officer




Dated: May 15, 2002                    \s\ TODD J. ANDERSON
                                       --------------------
                                       Todd J. Anderson
                                       Chief Financial Officer