Form 10QSB
period 2002-06-30
MERCURY WASTE SOLUTIONS INC
filed 2002-08-13
CIK 1028262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                               Yes __X__ No _____.

The number of shares outstanding of each of the Issuer's Common Stock, $.01 Par Value, as of June 30, 2002 was 3,500,097.

Transitional small business disclosure format:

                               Yes _____ No __X__.

                          MERCURY WASTE SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:
          Consolidated Balance Sheets as of June 30, 2002 and
          December 31, 2001                                                   3
          Consolidated Statements of Operations for the three and six
          months ended June 30, 2002 and 2001                                 4
          Consolidated Statements of Cash Flows for the six months ended
          June 30, 2002 and 2001                                              5
          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               7


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                11
Item 6.   Exhibits and Reports on Form 8-K                                   11
          Signatures                                                         12

PART 1-FINANCIAL INFORMATION

Item 1.  Financial Statements

                         MERCURY WASTE SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,      DECEMBER 31,
                                                                                 2002            2001
                                                                              -----------     -----------
                                     ASSETS                                   (unaudited)
Current Assets
--------------
    Cash                                                                      $     4,675     $    46,580
    Accounts receivable, less allowance for doubtful accounts of $65,000
     at June 30, 2002 and $50,000 at December 31, 2001                          1,380,772       1,366,851
    Other current assets                                                          306,323         164,027
                                                                              -----------     -----------
     TOTAL CURRENT ASSETS                                                       1,691,770       1,577,458
                                                                              -----------     -----------
 Property and Equipment, at cost
 -------------------------------
    Leasehold improvements                                                        743,755         719,670
    Furniture, fixtures, and equipment                                            512,653         457,820
    Plant equipment                                                             2,751,434       2,681,535
    Construction in progress                                                      102,496          54,521
                                                                              -----------     -----------
     TOTAL PROPERTY AND EQUIPMENT                                               4,110,338       3,913,546
    Less accumulated depreciation                                               2,166,650       1,897,851
                                                                              -----------     -----------
     NET PROPERTY AND EQUIPMENT                                                 1,943,688       2,015,695
                                                                              -----------     -----------
Other Assets
------------
    Cash restricted for closure                                                   106,468         105,904
    Intangible assets, net                                                      1,238,122       1,417,886
                                                                              -----------     -----------
     TOTAL OTHER ASSETS                                                         1,344,590       1,523,790
                                                                              -----------     -----------
       TOTAL ASSETS                                                           $ 4,980,048     $ 5,116,943
                                                                              ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
-------------------
    Short term notes payable                                                  $    78,583     $         0
    Accounts payable                                                              471,712         435,162
    Accrued expenses                                                              454,581         359,203
    Deferred revenue                                                            1,031,784         836,055
                                                                              -----------     -----------
     TOTAL CURRENT LIABILITIES                                                  2,036,660       1,630,420
                                                                              -----------     -----------
Long-Term Liabilities
---------------------
    Revolving line of credit                                                      460,000         500,000
    Closure fund                                                                   45,000          45,000
                                                                              -----------     -----------
     TOTAL LONG-TERM LIABILITIES                                                  505,000         545,000
                                                                              -----------     -----------
Shareholders' Equity
--------------------
    Series A Convertible Preferred Stock, $0.01 par value, $600,000
     liquidation value, 600 shares issued and outstanding                               6               6
    Common stock, $0.01 par value; 3,500,097 shares issued and outstanding         35,001          35,001
    Additional paid-in capital                                                  5,597,043       5,597,043
    Accumulated deficit                                                        (3,193,662)     (2,690,527)
                                                                              -----------     -----------
       TOTAL SHAREHOLDERS' EQUITY                                               2,438,388       2,941,523
                                                                              -----------     -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 4,980,048     $ 5,116,943
                                                                              ===========     ===========

                 See Notes to Consolidated Financial Statements

                         MERCURY WASTE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                   JUNE 30, 2002    JUNE 30, 2001    JUNE 30, 2002    JUNE 30, 2001
                                                   -------------    -------------    -------------    -------------
Revenues                                           $   1,991,506    $   1,826,129    $   3,914,235    $   3,556,715
Cost of revenues                                       1,416,598        1,186,669        2,768,741        2,281,654
                                                   -------------    -------------    -------------    -------------
     Gross profit                                        574,908          639,460        1,145,494        1,275,061
                                                   -------------    -------------    -------------    -------------

Operating expenses
    Sales & marketing                                    324,724          330,982          648,688          660,227
    General & administrative                             478,892          424,202          929,437          912,408
    Loss on disposal of property and equipment             3,380           28,542            3,380           28,542
                                                   -------------    -------------    -------------    -------------
                                                         806,996          783,726        1,581,505        1,601,177
                                                   -------------    -------------    -------------    -------------
     Operating loss                                     (232,088)        (144,266)        (436,011)        (326,116)

Interest income                                              309              721              864            4,840
Interest expense                                         (15,591)         (36,501)         (31,988)         (72,995)
                                                   -------------    -------------    -------------    -------------
     Net loss before income taxes                       (247,370)        (180,046)        (467,135)        (394,271)
Income tax expense (benefit)                                   0                0                0                0
                                                   -------------    -------------    -------------    -------------
     Net loss                                           (247,370)        (180,046)        (467,135)        (394,271)

Cash dividends on preferred stock                        (18,000)         (18,000)         (36,000)         (36,000)
Deemed dividend resulting from amortization
      of  beneficial conversion feature                        0                0                0          (50,000)
                                                   -------------    -------------    -------------    -------------
       Net loss applicable to common
         shareholders                              ($    265,370)   ($    198,046)   ($    503,135)   ($    480,271)
                                                   =============    =============    =============    =============

    Basic and diluted loss per share               ($       0.08)   ($       0.06)   ($       0.14)   ($       0.14)

    Basic and diluted weighted average number of
     common and common equivalent shares
     outstanding                                       3,500,097        3,500,097        3,500,097        3,500,097

                 See Notes to Consolidated Financial Statements

                         MERCURY WASTE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         FOR THE SIX MONTHS ENDED
                                                                                      JUNE 30, 2002    JUNE 30, 2001
                                                                                      -------------    -------------
Cash Flows From Operating Activities
------------------------------------
    Net loss                                                                          ($    467,135)   ($    394,271)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation                                                                         288,032          245,280
       Amortization of intangible assets                                                    180,221          234,737
       Loss on disposal of property and equipment                                             3,380           28,542
       Changes in assets and liabilities:
           Receivables                                                                      (13,921)        (100,029)
           Other current assets                                                              45,486           51,224
           Accounts payable                                                                  36,550           40,444
           Accrued expenses                                                                  95,378         (130,643)
           Deferred revenue                                                                 195,729          286,547
                                                                                      -------------    -------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                       363,720          261,831
                                                                                      -------------    -------------

Cash Flows from Investing Activities
------------------------------------
    Purchase of property and equipment and other assets                                    (219,863)        (335,020)
    Increase in restricted cash                                                                (564)          (4,267)
                                                                                      -------------    -------------
            NET CASH USED IN INVESTING ACTIVITIES                                          (220,427)        (339,287)
                                                                                      -------------    -------------

Cash Flows From Financing Activities
------------------------------------
    Payments on short-term debt                                                            (109,198)        (104,082)
    Net borrowings (payments) on the line of credit                                         (40,000)         190,000
    Cash dividends paid on preferred stock                                                  (36,000)         (36,000)
                                                                                      -------------    -------------
            NET CASH  PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (185,198)          49,918
                                                                                      -------------    -------------
              DECREASE IN CASH                                                              (41,905)         (27,538)
Cash
    Beginning                                                                                46,580           36,472
                                                                                      -------------    -------------
    Ending                                                                            $       4,675    $       8,934
                                                                                      =============    =============
Supplemental Disclosures of Cash Flow Information
    Cash payments for interest                                                        $      31,988    $      72,995
                                                                                      =============    =============

Supplemental Schedule of Noncash Investing and Financing Activities
    Insurance financed with notes payable                                             $     187,782    $     163,998
                                                                                      =============    =============
    Amortization of beneficial conversion feature                                     $           0    $      50,000
                                                                                      =============    =============

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (unaudited)
                                  June 30, 2002


Note 1. - Summary of Significant Accounting Policies

         BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002, or any other period. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 2001 contained in the Company's Annual Report on Form 10-KSB.

         EARNINGS PER SHARE - Basic income (loss) per share of common stock is computed by dividing the net income (loss) applicable to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock. Options, warrants and common shares issuable from conversion of preferred stock totaling 1,221,500 and 1,154,522 for the three and six months ended June 30, 2002 and 1,448,771 for the 2001 periods, were excluded from the calculation of diluted per share results because their effect was antidilutive.

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

Note 3. - Revolving Line of Credit Extension

         In June 2002, Bankers American Capital Corporation, a related entity owned by the Company's major shareholder and CEO, extended the Company's $1,500,000 Revolving Loan Agreement to June 30, 2004. The Revolving Loan Agreement was originally scheduled to expire on June 30, 2003. All other terms of the Revolving Loan Agreement remained the same. As a result of this extension, the line of credit is reflected as a long-term liability in the accompanying balance sheet as of June 30, 2002.

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

         REVENUES. Total revenues were $1,991,506 and $3,914,235 for the three and six months ended June 30, 2002 compared to $1,826,129 and $3,556,715 for the three and six months ended June 30, 2001, an increase of 9% and 10%, respectively.

         For the three and six months ended June 30, 2002, the Company had one customer that accounted for 13% and 10% of revenues, respectively, compared to 8% of revenues from this customer in the 2001 periods. The Company believes it has not been and will not be economically dependent on this customer.

         Mercury retorting revenues were $787,816 and $1,708,974 for the three and six months ended June 30, 2002 compared to $904,295 and $1,819,151 for the three and six months ended June 30, 2001, a decrease of 13% and 6%, respectively. The Company believes the decrease in retort revenues in the 2002 periods was due primarily to the lack of project work, which was partially offset by an increase in base business. The Company has continued to add customers and believes it has gained market share by promoting and leveraging its industry leading processing capacity. However, retort revenues can vary significantly from period to period due to the extent or lack of one-time large retort projects, the nature and extent of which varies from year to year. Furthermore, the Company believes that large remediation projects tend to be delayed or postponed in difficult economic times. For the three and six months ended June 30, 2002, the Company had revenue from large retort projects of $43,000 compared to $171,000 and $364,000 for the three and six months ended June 30, 2001.

         Lamp recycling revenues were $1,203,690 and $2,205,261 for the three and six months ended June 30, 2002 compared to $921,834 and $1,737,564 for the three and six months ended June 30, 2001, an increase of 31% and 27%, respectively. The Company believes the increase in 2002 is due in part to the continued growth of the Company's LampTracker(TM) turnkey lamp recycling program. Since its rollout in fiscal 2000, the Company has aggressively marketed its LampTracker(TM) program through a number of channels, including transitioning certain of its current customer base, securing new direct customers and establishing strategic relationships with certain large lighting distributors to sell the program to their customers. The Company believes it is now realizing the growth from these significant marketing investments. Other factors contributing to the revenue increase in the three months ended June 30, 2002 were increased non-LampTracker business from a major customer and a decrease in net deferred revenue recorded in the current quarter.

         Under the LampTracker(TM) program, the Company charges an upfront fee that covers the cost of the container, transportation and recycling. A portion of this up front fee is deferred until all services are performed. Factoring out deferred revenue adjustments, gross lamp recycling billings for the three and six months ended June 30, 2002 increased 19% over the 2001 periods.

         COST OF REVENUES. Cost of revenues consists primarily of direct labor costs to process the waste, transportation costs and direct facility overhead costs. Gross profit as a percent of revenue was 29% for the three and six months ended June 30, 2002 compared to 35% and 36% for the three and six months ended June 30, 2001.

         Mercury retorting gross profit percentages were 16% and 23% for the three and six months ended June 30, 2002 compared to 39% and 36% for the three and six months ended June 30, 2001. The Company believes the decrease in the mercury retorting gross profit margins in the 2002 periods was due to lower sales, which drives margins down due to the large fixed cost structure of the Union Grove Facility and due to increases in wages and insurance. Lamp recycling gross profit percentages were 38% and 35% for the three and six months ended June 30, 2002 compared to 30% and 35% for the three and six months ended June 30, 2001. The Company believes the increase in gross profit margin in the 2002 periods was due to increased sales, which better utilized the Company's facility costs, offset in part by increased overhead costs related to the expansion of the Roseville lamp recycling facility which was completed in the fourth quarter of 2001. The Company expanded this facility to increase its lamp recycling capacity to support its anticipated future growth.

         SALES AND MARKETING. Sales and marketing expense was $324,724 and $648,688 for the three and six months ended June 30, 2002 compared to $330,982 and $660,227 for the three and six months ended June 30, 2001, a decrease of 2% for both periods. The Company believes the small decreases in 2002 are due to a decrease in travel costs, partially offset by increased salaries, commissions and consulting.

         GENERAL AND ADMINISTRATIVE. General and administrative expense was $478,892 and $929,437 for the three and six months ended June 30, 2002 compared to $424,202 and $912,408 for the three and six months ended June 30, 2001, an increase of 13% and 2%, respectively. The Company believes the increases in 2002 periods, particularly in the three months ended June 30, 2002, are due primarily to increased personnel costs, insurance costs, professional fees and bad debts, offset in part by decreased goodwill amortization due to the implementation of FAS 142 (see "Note 2 -- Adoption of Accounting Pronouncement").

         INTEREST EXPENSE. Interest expense was $15,591 and $31,988 for the three and six months ended June 30, 2002 compared to $36,501 and $72,995 for the three and six months ended June 30, 2001, a decrease of 57% and 56%, respectively. The decreases in 2002 were due to lower interest rates and lower average borrowings.

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

         PREFERRED STOCK DIVIDENDS. Preferred stock dividends for the three and six months ended June 30, 2002 totaled $18,000 and $36,000 compared to $18,000 and $86,000 for the 2001 periods and consisted of the following: i) cash dividends paid on Series A Preferred Stock and ii) a deemed dividend in the 2001 six month period resulting from the amortization of the beneficial conversion feature related to the Series A Preferred Stock.
See "Liquidity and Capital Resources."

         NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. Resulting from the factors discussed above, the Company recorded a net loss applicable to common shareholders of $265,370 and $503,135 for the three and six months ended June 30, 2002 compared to net losses of $198,046 and $480,271 for the three and six months ended June 30, 2001. Basic and diluted loss per share was $0.08 and $0.14 for the three and six months ended June 30, 2002 compared to basic and diluted loss per share of $0.06 and $0.14 for the three and six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the six months ended June 30, 2002 was $363,720 consisting of the net loss of $467,135 offset by non-cash items including depreciation and amortization of $471,633 and a positive net change in operating assets and liabilities of $359,222 caused primarily by an increase in deferred revenue of $195,729. Deferred revenue continues to increase as shipments out under the LampTracker(TM) program continue to exceed containers returned for recycling.

         Cash flows used in investing activities were $220,427 for the six months ended June 30, 2002, consisting primarily of capital expenditures for the Union Grove Facility.

         Cash flows used in financing activities were $185,198 for the six months ended June 30, 2002, consisting of payments of $40,000 on the Company's line of credit, payments on short-term debt of $109,198 and payments for preferred dividends of $36,000.

         The Company has a $1,500,000 revolving line of credit with Bankers American Capital Corporation (BACC), a related entity owned by the Company's major shareholder and CEO. The revolving line of credit requires monthly interest only payments at 6% over the prime rate, is secured by all Company assets and was scheduled to expire on June 30, 2003. In June 2002, BACC extended the term of the revolving line to credit to June 30, 2004 under the same terms. At June 30, 2002, line of credit borrowings totaled $460,000.

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

         Because the Preferred Stock can be converted to common stock at a 25 percent discount to average market value, a "beneficial conversion feature," which was valued at $200,000, was amortized over the period from the date of issuance to the date of earliest conversion, which was six months. Amortization related to this beneficial conversion feature totaled $50,000 for the six months ended June 30, 2001.

         A summary of the Company's future contractual cash obligations at June 30, 2002, are as follows:

       Payments due for the Fiscal Periods Ended December 31, 2002 - 2006

     Contractual                               2002
     Obligations             Total         (six months)       2003          2004         2005         2006
------------------------------------------------------------------------------------------------------------
Operating Leases           $1,153,000        $215,000       $318,000      $259,000     $211,000     $150,000
Short-term notes              $79,000         $79,000
Mgmt. Consulting
Agreements                    240,000         120,000       $120,000            --           --           --
                           ---------------------------------------------------------------------------------
        Total              $1,472,000        $414,000       $438,000      $259,000     $211,000     $150,000
                           =================================================================================

         The chart above does not include the Company's commitment to repay its revolving credit facility, which will mature on June 30, 2004, at which time all outstanding revolving credit loans must be repaid.

         The Company anticipates that its availability under its revolving line of credit and cash generated by its operations will be sufficient to fund its working capital needs, debt service and capital expenditures through at least June 2004, provided that revenues continue to increase, which cannot be assured. Liquidity beyond June 2004 will be dependent on increased revenues and additional financing from BACC, or from another source on terms affordable to the Company. There can be no assurance that additional financing will be available at all or that if available, such financing would be obtainable on terms favorable to the Company. Failure to obtain additional financing could have a material adverse effect on the Company.

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

         As a matter of policy, the Company reviews its major assets for impairment. The Company's major operating assets are accounts receivable, property and equipment, and intangible assets. The Company has not experienced significant bad debt expense and believes the reserve for doubtful accounts of $65,000 should be adequate for any exposure to loss on accounts receivable as of June 30, 2002. The Company depreciates its property and equipment as well as intangible assets over their estimated useful lives and has not identified any items that are impaired.

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


PART II     OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of Mercury Waste Solutions, Inc. was held on May 23, 2002. There were 3,500,097 shares of Common Stock entitled to vote at the meeting and a total of 3,292,209 shares were represented at the meeting. The following matters were voted upon:

         1. Election of directors

         Nominated directors were elected as follows: Brad J. Buscher with 3,282,459 votes for, 0 votes against and 9,750 votes withheld, Mark G. Edlund with 3,282,959 votes for, 0 votes against and 9,250 votes withheld and Alan R. Geiwitz, Joel H. Gottesman, Robert L. Etter, Frank F. Farrar and Peder A. Larson each with 3,283,959 votes for, 0 votes against and 8,250 votes withheld.

         2. Proposal to increase the number of shares reserved for issuance under the 1996 Stock Option Plan from 371,000 to 500,000.

         The proposal was approved with 3,266,107 votes for, 22,502 votes against, with 3,600 votes abstained.


Item 6.  Exhibits and Reports on Form 8-K

         (A)      Exhibits

                  10.16 Seventh Amendment to Loan Agreement dated May 8, 1998 between Bankers American Capital Corporation and Mercury Waste Solutions, Inc.

                  10.17 $1,500,000 Revolving Credit Promissory Note dated June 30, 2002 between Bankers American Capital Corporation and Mercury Waste Solutions, Inc.

         (B) Reports on Form 8-K - no reports on Form 8-K were filed during the quarter ended June 30, 2002.

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



Dated: August 13, 2002                 \s\ BRAD J. BUSCHER
                                       -------------------
                                       Brad J. Buscher
                                       Chairman of the Board and Chief Executive
                                       Officer



Dated: August 13, 2002                 \s\ TODD J. ANDERSON
                                       --------------------
                                       Todd J. Anderson
                                       Chief Financial Officer


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Mercury Waste Solutions, Inc. (the "Company") that (a) the Quarterly Report of the Company on Form 10-QSB for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (b) the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.


                                       \s\ TODD J. ANDERSON
                                       --------------------
                                       Todd J. Anderson
                                       Chief Financial Officer



                                       \s\ BRAD J. BUSCHER
                                       -------------------
                                       Brad J. Buscher
                                       Chairman of the Board and Chief Executive
                                       Officer