Form 10QSB
period 2002-09-30
MERCURY WASTE SOLUTIONS INC
filed 2002-11-13
CIK 1028262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                            Yes _X_    No ___.

The number of shares outstanding of each of the Issuer's Common Stock, $.01 Par Value, as of September 30, 2002 was 3,500,097.

Transitional small business disclosure format:

                                            Yes ___    No _X_.

                          MERCURY WASTE SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX



                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         Consolidated Balance Sheets as of September 30, 2002
         and December 31, 2001                                                3
         Consolidated Statements of Operations for the three
         and nine months ended September 30, 2002 and 2001                    4
         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2002 and 2001                             5
         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8
Item 3.  Controls and Procedures                                             12


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    12
         Signatures                                                          13

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2002            2001
                                                               -----------     -----------
                                     ASSETS                    (unaudited)
Current Assets
  Cash                                                         $   162,186     $    46,580
  Accounts receivable, less allowance for doubtful accounts
     of $60,000 at September 30, 2002 and $50,000
     at December 31, 2001                                        1,404,244       1,366,851
  Other current assets                                             247,693         164,027
                                                               -----------     -----------
     TOTAL CURRENT ASSETS                                        1,814,123       1,577,458
                                                               -----------     -----------
Property and Equipment, at cost
  Leasehold improvements                                           754,896         719,670
  Furniture fixtures, and equipment                                519,344         457,820
  Plant equipment                                                2,784,616       2,681,535
  Construction in progress and other                                97,581          54,521
                                                               -----------     -----------
     TOTAL PROPERTY AND EQUIPMENT                                4,156,437       3,913,546

  Less accumulated depreciation                                  2,315,625       1,897,851
                                                               -----------     -----------
     NET PROPERTY AND EQUIPMENT                                  1,840,812       2,015,695
                                                               -----------     -----------
Other Assets
  Cash restricted for closure                                      106,419         105,904
  Intangible assets, net                                         1,152,920       1,417,886
                                                               -----------     -----------
     TOTAL OTHER ASSETS                                          1,259,339       1,523,790
                                                               -----------     -----------
       TOTAL ASSETS                                            $ 4,914,274     $ 5,116,943
                                                               ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short term notes payable                                     $    15,093     $         0
  Accounts payable                                                 374,343         435,162
  Accrued expenses                                                 450,866         359,203
  Deferred revenue, current portion                                855,462         641,055
                                                               -----------     -----------
     TOTAL CURRENT LIABILITIES                                   1,695,764       1,435,420
                                                               -----------     -----------

Long-Term Liabilities
  Revolving line of credit                                         500,000         500,000
  Deferred long-term portion                                       361,624         195,000
  Closure fund                                                      45,000          45,000
                                                               -----------     -----------
     TOTAL LONG-TERM LIABILITIES                                   906,624         740,000
                                                               -----------     -----------

Shareholders' Equity
  Series A Convertible Preferred Stock, $0.01 par value,
     $600,000 liquidation value, 600 shares issued
     and outstanding                                                     6               6
  Common stock, $0.01 par value; 3,500,097 shares issued
     and outstanding                                                35,001          35,001
  Additional paid-in capital                                     5,597,043       5,597,043
  Accumulated deficit                                           (3,320,164)     (2,690,527)
                                                               -----------     -----------
       TOTAL SHAREHOLDERS' EQUITY                                2,311,886       2,941,523
                                                               -----------     -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 4,914,274     $ 5,116,943
                                                               ===========     ===========

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                SEPT. 30, 2002    SEPT. 30, 2001    SEPT. 30, 2002    SEPT. 30, 2001
                                                  -----------       -----------       -----------       -----------
Revenues                                          $ 2,094,820       $ 2,370,441       $ 6,009,055       $ 5,927,156
Cost of revenues                                    1,414,406         1,223,692         4,183,147         3,505,347
                                                  -----------       -----------       -----------       -----------
      Gross profit                                    680,414         1,146,749         1,825,908         2,421,809
                                                  -----------       -----------       -----------       -----------

Operating expenses
   Sales & marketing                                  316,810           311,905           965,498           972,132
   General & administrative                           456,290           431,617         1,385,726         1,344,025
   Loss on disposal of perty and equipment                  0                 0             3,380            28,542
                                                  -----------       -----------       -----------       -----------
                                                      773,100           743,522         2,354,604         2,344,699
                                                  -----------       -----------       -----------       -----------
      Operating income (loss)                         (92,686)          403,227          (528,696)           77,110

Interest income                                           251               564             1,114             5,404
Interest expense                                      (16,067)          (30,981)          (48,055)         (103,975)
                                                  -----------       -----------       -----------       -----------
      Net income (loss)  before income taxes         (108,502)          372,810          (575,637)          (21,461)
Income tax expense (benefit)                                0                 0                 0                 0
                                                  -----------       -----------       -----------       -----------
      Net income (loss)                              (108,502)          372,810          (575,637)          (21,461)

Cash dividends on preferred stock                     (18,000)          (18,000)          (54,000)          (54,000)
Deemed dividend resulting from amortization
      of beneficial conversion feature                      0                 0                             (50,000)
                                                  -----------       -----------       -----------       -----------
      Net income (loss) applicable to common
         shareholders                             ($  126,502)      $   354,810       ($  629,637)      ($  125,461)
                                                  ===========       ===========       ===========       ===========


Income (loss) per share
      Basic                                       ($     0.04)      $      0.10       ($     0.18)      ($     0.04)
      Diluted                                     ($     0.04)      $      0.09       ($     0.18)      ($     0.04)

Weighted average number of of common and
   common equivalent shares outstanding:
      Basic                                         3,500,097         3,500,097         3,500,097         3,500,097
      Diluted                                       3,500,097         4,196,097         3,500,097         3,500,097

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE NINE MONTHS ENDED
                                                                      SEPT. 30, 2002   SEPT. 30, 2001
                                                                         ---------       ---------
Cash Flows From Operating Activities
  Net loss                                                               ($575,637)      ($ 21,461)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
        Depreciation                                                       437,005         362,177
        Amortization of intangible assets                                  265,243         352,105
        Loss on disposal of property and equipment                           3,380          28,542
        Changes in assets and liabilities:
            Receivables                                                    (37,393)       (395,760)
            Other current assets                                           104,116         111,503
            Accounts payable                                               (60,819)         15,278
            Accrued expenses                                                91,663         (93,248)
            Deferred Revenue                                               381,031         395,032
                                                                         ---------       ---------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                  608,589         754,168
                                                                         ---------       ---------

Cash Flows from Investing Activities
  Purchase of property and equipment and other assets                     (265,779)       (618,637)
  Increase in restricted cash                                                 (515)         (4,531)
                                                                         ---------       ---------
                NET CASH USED IN INVESTING ACTIVITIES                     (266,294)       (623,168)
                                                                         ---------       ---------

Cash Flows From Financing Activities
  Payments on short-term debt                                             (172,689)       (153,899)
  Net borrowings on the line of credit                                           0          55,000
  Cash dividends on preferred stock                                        (54,000)        (54,000)
                                                                         ---------       ---------
                NET CASH USED IN FINANCING ACTIVITIES                     (226,689)       (152,899)
                                                                         ---------       ---------
                  INCREASE (DECREASE) IN CASH                              115,606         (21,899)
Cash
  Beginning                                                                 46,580          36,472
                                                                         ---------       ---------
  Ending                                                                 $ 162,186       $  14,573
                                                                         =========       =========
Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                                             $  48,055       $ 103,975
                                                                         =========       =========

Supplemental Schedule of Noncash Investing and Financing Activities
Insurance financed with notes payable                                    $ 187,782       $ 163,998
                                                                         =========       =========
Amortization of beneficial conversion feature                            $       0       $  50,000
                                                                         =========       =========

                 See Notes to Consolidated Financial Statements

                          MERCURY WASTE SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (unaudited)
                               September 30, 2002


Note 1. - Summary of Significant Accounting Policies

         BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002, or any other period. For further information, refer to the audited financial statements and footnotes thereto for the year ended December 31, 2001 contained in the Company's Annual Report on Form 10-KSB.

         EARNINGS PER SHARE - Basic income (loss) per share of common stock is computed by dividing the net income (loss) applicable to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock. Options, warrants and common shares issuable from conversion of preferred stock totaling 1,354,000 and 1,222,956 for the three and nine months ended September 30, 2002 and 543,940 and 1,239,940 for the three and nine months ended September 30, 2001, were excluded from the calculation of diluted per share results because their effect was antidilutive.


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


Note 3. - Intangible Assets

         The Company's intangible assets are comprised of the following as of September 30, 2002:

                                              Gross Carrying       Accumulated
                                                  Amount          Amortization
                                              --------------    ----------------
Goodwill (see Note 2)                            $ 1,087,447         $   603,278
Customer lists                                       807,260             741,669
Acquired equipment and facility rights               650,000             407,500
Permits                                              739,348             423,379
Other intangibles                                    191,102             146,411
                                              --------------    ----------------
                  Total                          $ 3,475,157         $ 2,322,237
                                              ==============    ================

         Amortization expense related to these assets over the next five years is estimated to be as follows:

                                               Amortization
                                                  Expense
                                              --------------
For the remainder of 2002                          $  75,000
For the year ended December 31, 2003               $ 226,000
For the year ended December 31, 2004               $ 180,000
For the year ended December 31, 2005               $ 112,000
For the year ended December 31, 2006               $  34,000

Note 4. Deferred Revenue

         Since its rollout in fiscal 2000, the Company has been tracking actual returns experience on its LampTracker(TM) turnkey lamp recycling program. With over two years of data, the Company believes it can now estimate how much deferred revenue recorded under the LampTracker(TM) program will be realized on a current vs. long-term basis. As a result, at September 30, 2002, the Company has reclassified a portion of the deferred revenue recorded under the LampTracker(TM) program to long-term. The balance sheet as of December 31, 2001 has also been reclassified to conform to the current period presentation.

         Unrelated to LampTracker(TM), in September 2002, the Company received an upfront payment of approximately $174,000 pursuant to a 4 year mercury storage arrangement with a customer. The Company will defer this upfront payment, net of upfront direct costs of approximately $19,000, and recognize this income on a straight-line basis over the 4 year contract period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

         REVENUES. Total revenues were $2,094,820 and $6,009,055 for the three and nine months ended September 30, 2002 compared to $2,370,441 and $5,927,156 for the three and nine months ended September 30, 2001, a decrease in the three month period of 12% and an increase in the nine month period of 1%.

         For the three and nine months ended September 30, 2002, the Company had two customers that accounted for 20% and 17% of revenues, respectively, compared to 13% and 12% of revenues from these customers for the three and nine months ended September 30, 2001. The Company believes it has not been and will not be economically dependent on these customers.

         Mercury retorting revenues were $963,041 and $2,672,015 for the three and nine months ended September 30, 2002 compared to $1,500,993 and $3,320,144 for the three and nine months ended September 30, 2001, a decrease of 36% and 20%, respectively. The Company believes the decrease in retort revenues in the 2002 periods was due primarily to the lack of project work. The decrease in the current quarter was further due to a decrease in business from certain of the Company's utility customers as they are winding down their residential mercury regulator replacement programs. Retort revenues can vary significantly from period to period due to the extent or lack of one-time large retort projects, the nature and extent of which varies from year to year. Furthermore, the Company believes that large remediation projects tend to be delayed or postponed in difficult economic times. For the three and nine months ended September 30, 2002, the Company had revenue from large retort projects of $0 and $43,000 compared to $281,000 and $645,000 for the three and nine months ended September 30, 2001.

         Lamp recycling revenues were $1,131,779 and $3,337,040 for the three and nine months ended September 30, 2002 compared to $869,448 and $2,607,012 for the three and nine months ended September 30, 2001, an increase of 30% and 28%, respectively. The Company believes the increase in 2002 is due primarily to the continued growth of the Company's LampTracker(TM) turnkey lamp recycling program. Since its rollout in fiscal 2000, the Company has marketed its LampTracker(TM) program through a number of channels, including transitioning certain of its current customer base, securing new direct customers and establishing strategic relationships with certain large lighting distributors and environmental service companies to sell the program to their customers. The Company believes it realizing the growth from these marketing investments.

         Under the LampTracker(TM) program, the Company charges an upfront fee that covers the cost of the container, transportation and recycling. A portion of this up front fee is deferred until all services are performed. Factoring out deferred revenue adjustments, gross lamp recycling billings for the three and nine months ended September 30, 2002 increased 16% and 18%, respectively, over the 2001 periods. The amount of the net deferred revenue recorded in a given period is driven by the number of units shipped out vs. the number of units returned for recycling.

         COST OF REVENUES. Cost of revenues consists primarily of direct labor costs to process the waste, transportation costs and direct facility overhead costs. Gross profit as a percent of revenue was 32% and

30% for the three and nine months ended September 30, 2002 compared to 48% and 41% for the three and nine months ended September 30, 2001.

         Mercury retorting gross profit percentages were 24% and 23% for the three and nine months ended September 30, 2002 compared to 55% and 45% for the three and nine months ended September 30, 2001. The Company believes the decrease in the mercury retorting gross profit margins in the 2002 periods was due to lower sales, which drives margins down due to the large fixed cost structure of the Union Grove Facility and due to increases in wages and insurance. Lamp recycling gross profit percentages were 41% and 37% for the three and nine months ended September 30, 2002 compared to 37% and 36% for the three and nine months ended September 30, 2001. The Company believes the increase in gross profit margin in the 2002 periods was due to increased sales, which better utilized the Company's facility costs, offset in part by increased overhead costs related to the expansion of the Roseville lamp recycling facility which was completed in the fourth quarter of 2001. The Company expanded this facility to increase its lamp recycling capacity to support its anticipated future growth.

         SALES AND MARKETING. Sales and marketing expense was $316,810 and $965,498 for the three and nine months ended September 30, 2002 compared to $311,905 and $972,132 for the three and nine months ended September 30, 2001, an increase of 2% in the three month period and a decrease of 1% for the nine month period. The Company believes the small increase in the three month period is due to increased salaries, partially offset in part by decreased marketing material costs. The Company believes the small decrease in the nine month period is due to decreased travel and entertainment costs, partially offset by an increase in salaries and commissions.

         GENERAL AND ADMINISTRATIVE. General and administrative expense was $456,290 and $1,385,726 for the three and nine months ended September 30, 2002 compared to $431,617 and $1,344,025 for the three and nine months ended September 30, 2001, an increase of 6% and 3%, respectively. The Company believes the increases in 2002 periods are due primarily to increased personnel costs, insurance costs and travel costs, offset in part by decreased goodwill amortization due to the implementation of FAS 142 (see "Note 2 -- Adoption of Accounting Pronouncement").

         INTEREST EXPENSE. Interest expense was $16,067 and $48,055 for the three and nine months ended September 30, 2002 compared to $30,981 and $103,975 for the three and nine months ended September 30, 2001, a decrease of 48% and 54%, respectively. The decreases in 2002 were due to lower interest rates and lower average borrowings on the Company's line of credit.

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

         PREFERRED STOCK DIVIDENDS. Preferred stock dividends for the three and nine months ended September 30, 2002 totaled $18,000 and $54,000 compared to $18,000 and $104,000 for the 2001 periods and consisted of the following: i) cash dividends paid on Series A Preferred Stock and ii) a deemed dividend in the 2001 nine month period resulting from the amortization of the beneficial conversion feature related to the Series A Preferred Stock. See "Liquidity and Capital Resources."

         NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. Resulting from the factors discussed above, the Company recorded net income (loss) applicable to common shareholders of ($126,502) and ($629,637) for the three and nine months ended September 30, 2002 compared to net income (loss) of $354,810 and ($125,461) for the three and nine months ended September 30, 2001. Basic income (loss) per share was ($0.04) and ($0.18) for the three and nine months ended September 30, 2002 compared to basic income (loss) per share of $0.10 and ($0.04) for the three and nine months ended September 30, 2001. Diluted income (loss) per share was ($0.04) and ($0.18) for the three and nine months ended September 30, 2002 compared to diluted income (loss) per share of $0.09 and ($0.04) for the three and nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the nine months ended September 30, 2002 was $608,589 consisting of the net loss of $575,637 offset by non-cash items including depreciation and amortization of $705,628 and a positive net change in operating assets and liabilities of $478,598 caused primarily by an increase in deferred revenue of $381,031. Deferred revenue continues to increase as shipments out under the LampTracker(TM) program continue to exceed containers returned for recycling and due to an upfront payment received on a mercury storage arrangement. (See Note 4 to Consolidated Financial Statements).

         Cash flows used in investing activities were $266,294 for the nine months ended September 30, 2002, consisting primarily of capital expenditures for the Union Grove Facility.

         Cash flows used in financing activities were $226,689 for the nine months ended September 30, 2002, consisting of payments on short-term debt of $172,689 and payments of preferred dividends of $54,000.

         The Company has a $1,500,000 revolving line of credit with Bankers American Capital Corporation (BACC), a related entity owned by the Company's major shareholder and CEO. The revolving line of credit requires monthly interest only payments at 6% over the prime rate, is secured by all Company assets and expires on June 30, 2004. At September 30, 2002, line of credit borrowings totaled $500,000.

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

         Because the Preferred Stock can be converted to common stock at a 25 percent discount to average market value, a "beneficial conversion feature," which was valued at $200,000, was amortized over the period from the date of issuance to the date of earliest conversion, which was six months. Amortization related to this beneficial conversion feature totaled $50,000 for the nine months ended September 30, 2001.

         A summary of the Company's future contractual cash obligations at September 30, 2002, are as follows:

       Payments due for the Fiscal Periods Ended December 31, 2002 - 2006

     Contractual                                2002
     Obligations             Total          (three months)      2003           2004          2005          2006
-----------------------------------------------------------------------------------------------------------------
Operating Leases          $ 1,049,000         $ 111,000      $ 318,000      $ 259,000     $ 211,000     $ 150,000
Short-term notes          $    15,000         $  15,000
Mgmt. Consulting
Agreements                    180,000            60,000      $ 120,000             --            --            --
                       ------------------------------------------------------------------------------------------
        Total             $ 1,244,000         $ 186,000      $ 438,000      $ 259,000     $ 211,000     $ 150,000
                       ==========================================================================================

         The chart above does not include the Company's commitment to repay its revolving credit facility, which will mature on June 30, 2004, at which time all outstanding revolving credit loans must be repaid or renewed.

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

ACCOUNTING POLICIES

         The Company's significant accounting policies are summarized in the notes to the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Some of the most important policies are discussed below.

         The Company recognizes revenue upon receipt and acceptance of waste materials at its facilities. For prepaid recycling programs, an upfront fee is charged to cover the cost of the container, transportation and recycling. A portion of this up front fee is deferred until all services are performed.

         As a matter of policy, the Company reviews its major assets for impairment. The Company's major operating assets are accounts receivable, property and equipment, and intangible assets. Company has not experienced significant bad debt expense and believes the reserve for doubtful accounts of $60,000 should be adequate for any exposure to loss on accounts receivable as of September 30, 2002. The Company depreciates its property and equipment as well as intangible assets over their estimated useful lives and reviews any potential impairment by comparing the amount by which the carrying value exceeds the fair value of the assets. As of September 30, 2002, the Company has not identified any items that are impaired.

         The Company also has net deferred income tax assets of $969,000, principally related to net operating loss carryforwards, which have been fully reserved due to uncertainty of realization.

RECENT ACCOUNTING PRONOUNCEMENTS

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


Item 3.  Controls and Procedures

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.



PART II           OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (A)      Exhibits - none

         (B) Reports on Form 8-K - no reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                       Mercury Waste Solutions, Inc.
                                       -----------------------------
                                       (registrant)



Dated: November 13, 2002               \s\ BRAD J. BUSCHER
                                       -------------------
                                       Brad J. Buscher
                                       Chairman of the Board and Chief Executive
                                       Officer



Dated: November 13, 2002               \s\ TODD J. ANDERSON
                                       --------------------
                                       Todd J. Anderson
                                       Chief Financial Officer


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Mercury Waste Solutions, Inc. (the "Company") that
(a) the Quarterly Report of the Company on Form 10-QSB for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (b) the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.




                                       \s\ TODD J. ANDERSON
                                       --------------------
                                       Todd J. Anderson
                                       Chief Financial Officer



                                       \s\ BRAD J. BUSCHER
                                       -------------------
                                       Brad J. Buscher
                                       Chairman of the Board and Chief Executive
                                       Officer


I, Brad J. Buscher, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Mercury Waste Solutions, Inc. (the Company);

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 13, 2002               \s\ BRAD J. BUSCHER
                                       -------------------
                                       Brad J. Buscher
                                       Chairman of the Board and Chief Executive
                                       Officer



I, Todd J. Anderson, certify that:

7) I have reviewed this quarterly report on Form 10-QSB of Mercury Waste Solutions, Inc.;

8) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

10) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11) I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

12) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 13, 2002                             \s\ TODD J. ANDERSON
                                                     --------------------
                                                     Todd J. Anderson
                                                     Chief Financial Officer